Form 10-K
period 1995-12-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1996-03-28
CIK 857004

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended          December 31, 1995
                                   -----------------
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from                     to

Commission file Number     33-31778
                           --------
      Historic Preservation Properties 1990 L.P. Tax Credit Fund
          (Exact name of registrant as specified in its charter)

          Delaware                           04-3066191
          --------                           ----------
            (State   or  other  jurisdiction  of (I.R.S. Employer
             incorporation or organization) Identification No.)

     Batterymarch Park II, Quincy, MA 02169
     --------------------------------------
                (Address of principal executive offices)

Registrant's telephone number, including area code     617-472-1000
                                                       ------------
Previous Address: One Liberty Square, Third Floor, Boston, MA 02109
                  -------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on
                                             which registered
             None

       Securities registered pursuant to Section 12(g) of the act:

                                   None
                             (Title of class)

      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  [x]  Yes   [ ] No
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.



        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                       1995 FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS

                                                                Sequential
                                                  Page No.       Page No.

PART I

   Item 1   Business                                K-3             4
   Item 2   Properties                              K-9             10
   Item 3   Legal Proceedings                       K-9             10
   Item 4   Submission of Matters
             to a Vote of Unit Holders              K-9             10

PART II

   Item 5   Market for Registrant's
             Units and Related Unit
             Holder Matters                         K-10            11
   Item 6   Selected Financial Data                 K-10            11
   Item 7   Management's Discussion and
             Analysis of Financial
             Condition and Results of
             Operations                             K-11            12
   Item 8   Financial Statements and
             Supplementary  Data                    K-14            15
Item 9      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure               K-14            15

PART III

   Item 10  Directors and Executive
             Officers of the Registrant             K-15            16
   Item 11  Executive Compensation                  K-16            17
   Item 12  Unit Ownership of Certain
             Beneficial Owners and
             Management                             K-16            17
   Item 13  Certain Relationships and
             Related Transactions                   K-17            18

PART IV

   Item 14  Exhibits, Financial Statement
             Schedules and Reports on
             Form 8-K                               K-18            19

SIGNATURES                                          K-25            26

SUPPLEMENTAL INFORMATION                            K-26            27



                   DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-K                                Document
into which Incorporated                      Incorporated by Reference
-----------------------                      -------------------------
I                                            Prospectus of the Registrant
                                             dated March 30, 1990 (the
                                             "Prospectus").

                                             Supplement No. 1 to the
                                             Prospectus  dated  August  1,
1990.

                                             Supplement No. 2 to the
                                             Prospectus dated December 3,
                                             1990.

III                                          The Prospectus.



                                  PART I
Item 1.   Business.

           Historic Preservation Properties 1990 L.P. Tax Credit Fund (the Partnership), a Delaware limited partnership, was organized under the Delaware Revised Uniform Limited Partnership Act on October 4, 1989 for the purpose of investing in a portfolio of real properties which qualify for rehabilitation tax credits (Rehabilitation Tax Credits) afforded by Section 47 of the Internal Revenue Code of 1986, as amended (the Code), and rehabilitating such properties (or acquiring such properties in the process of rehabilitation and completing such rehabilitation) in a manner intended to render the cost of such rehabilitation eligible for classification as "Qualified Rehabilitation Expenditures", as such term is defined in the
Code, and thus eligible for Rehabilitation Tax Credits. The Partnership was initially capitalized with contributions of $100 from its general partner and $100 from each of three initial limited partners. On October 26, 1989, the Partnership filed a Registration Statement on Form S-11, File Number 33-31778 (the Registration Statement), with the Securities and Exchange Commission (the Commission) with respect to the public offering of units of limited partnership interest (Units) in the Partnership. The Registration Statement, covering the offering of up to 50,000 Units at a purchase price of $1,000 per Unit (an aggregate of $50,000,000), was declared effective on March 30, 1990. The offering of Units terminated on December 31, 1990, at which time the Partnership had received gross offering proceeds of $16,361,000 from 1,391 investors.

           The general partner of the Partnership (the General Partner) is Boston Historic Partners II Limited Partnership, a Massachusetts limited partnership. The general partner of the General Partner is BHP II Advisors Limited Partnership (BHP II Advisors). The general partners of BHP II Advisors are Terrence P. Sullivan and Portfolio Advisory Services II, Inc. (PAS II) a corporation whose controlling shareholder, director and president is Mr. Sullivan (Sullivan).

           The Partnership does not have any employees. Through September 30, 1995, accounting, asset management and investor services were performed by Portfolio Advisory Services, Inc. (PAS), a Massachusetts corporation whose sole shareholder is Sullivan. PAS is related to BHP II through certain common ownership and management and whose sole shareholder is Sullivan. The original contract was for one year, commencing July 1, 1993, and was extended through September 30, 1995. PAS received no fee for these services but was reimbursed by the Partnership for all operating expenses of providing such services.

           Effective October 1, 1995, the Partnership engaged Claremont Management Corporation, an unaffiliated Massachusetts Corporation to perform accounting, asset management and investor services for an annual fee of $38,400 and reimbursement of all operating expenses of providing such services. The contract expires June 30, 1997 and is automatically renewed on a yearly basis unless otherwise terminated as provided for in the agreement.





           The Partnership's only business is investing in real properties which are expected to qualify for Rehabilitation Tax Credits. A presentation of information about industry segments is not applicable and would not be helpful in understanding the Partnership's business taken as a whole. The Partnership's investment objectives and policies are described in pages 28-36 of its prospectus dated March 30, 1990 (the Prospectus) under the caption "Investment Objectives and Policies," which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424(b) on April 6, 1990.

           During 1990, the Partnership acquired interests in the following real estate, collectively referred to as the "Ventures". The Partnership's purchases of the Ventures were made on substantially the same terms described in Supplement No. 1 to the Prospectus dated August 1, 1990 (Supplement No. 1) and Supplement No. 2 to the Prospectus dated December 3, 1990 (Supplement No. 2). Both Supplement No. 1 and Supplement No. 2 are incorporated herein by this reference. Supplement No. 1 and Supplement No. 2 were filed pursuant to Rule 424(b) on August 14, 1990 and December 4, 1990, respectively. As of December 31, 1995, 100% of the limited partners' capital contributions (net of selling commission, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments:

           Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land located at 1000 Fell Street, Baltimore, Maryland and to rehabilitate the building into residential units, 149 indoor parking spaces and a 38 room inn. The building contains 137 residential units as of December 31, 1995, 125 of which were currently owned by the Building Venture and 12 of which were owned by unrelated parties.

           In 1994, the Building Venture entered into contracts to purchase three condominium units and parking spaces (the Property) owned by unrelated parties. The purchase price of the Property is the greater of the seller's outstanding mortgage balance as of the date of purchase or the fair market value of the property as defined in the contracts. The Building Venture has possession of the property, bears the risk of loss and damage to the Property, receives all of the rents and other income generated by the Property and is responsible for payment of all related costs which include but are not limited to debt service, taxes and condominium fees. On February 27, 1996, the Building Venture purchased the three units for approximately $314,800.

           The  building  has  been renovated and certain  of  the  related
renovation  costs  have  qualified  for Rehabilitation  Tax  Credits.   The
Building Venture purchased the building for $6,812,500 which included seller financing of $6,350,000. The Building Venture and the seller entered into an agreement (Agreement) whereby the seller extended the original December 31, 1990 maturity date on this note to December 31, 1992 in exchange for the payment of $1,000,000 of this note in December 1990. On December 7, 1992 the Building Venture entered into an agreement with the
seller  to extend the maturity date on the note until January 2, 1994.   In
consideration for the extension, the Building Venture was obligated to pay $150,000 on the earlier of January 2, 1994 or the date of any optional prepayment of the note in full. In April 1994, the seller extended the maturity date of the note to December 31, 1995 and added the $150,000 extension fee to the outstanding principal balance of the note along with unpaid interest totaling $89,168 on the note, for the period March 16, 1994 through May 15, 1994 and unpaid interest on the extension fee totaling $1,250 for the period April 16, 1994 through May 15, 1994. Interest through the date of refinancing (February 27, 1996) was due monthly on the new principal balance of the note at the annual rate of 10%. In addition, the seller required the Building Venture to establish a real estate tax escrow account (Tax Escrow) which was funded on a monthly basis through the date of refinancing (February 27, 1996). The balance of the Tax Escrow at December 31, 1995 was approximately $49,000.

           On February 27, 1996, HPP 1990 obtained a $6,000,000 deed of trust note with a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $314,800. The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 commencing in April 1996. The deed of trust note amortizes over a 20 year schedule and all remaining unpaid principal and interest is due in March 2006. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture. This transaction will release approximately $1,000,000 of suspended rehabilitation tax credits to the Partnership from the Building Venture in 1996.

           The Building Venture was placed in service in December 1990 and commenced lease-up in January 1991 and currently is fully operational. As of December 31, 1995, approximately 93% of the apartment units have been leased. The inn was opened in May 1991 and is also fully operational. The average occupancy for the inn in 1995 and 1994 was 74% and 65%, respectively. No Rehabilitation Tax Credits have been allocated to the Partnership in 1995, 1994 and 1993 from the Building Venture.

           The Partnership may invest in other real estate ventures as set forth on pages 28-36 of the Prospectus (which pages are hereby incorporated by this reference) upon the remaining lease-up and refinancing of this property.

          Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a 1.92 acre parcel of land together with a 256-slip marina which is adjacent to the Building Venture's property. The Marina Venture owns the fee interest in the property. The Marina Venture purchased the property for $1,266,363 which included seller financing of $1,187,500.

           Under the Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Baltimore, L.P. dated February 1, 1991, Henderson's Wharf Development Corporation (HWDC), a Delaware corporation that is wholly owned by the Partnership, was admitted as a general partner of the Building Venture (the Partnership and HWDC are collectively referred to as "Henderson's General Partners"). Hillcrest Management, Inc. (HMI), a Massachusetts corporation, was admitted as the limited partner of the Building Venture. Generally, allocations of net profits and losses, as well as cash flow, are to be allocated 99%, .9% and .1% to the Partnership, HWDC and HMI, respectively. The overall management and control of the business and affairs of the Building Venture are solely vested in Henderson's General Partners.

           The Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. dated February 1, 1991 provided ownership and management identical to that of the Building Venture described in the preceding paragraph. On August 1, 1991, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership was executed. HWDC became the sole general partner of the Marina Venture and HMI and the Partnership became limited partners. Generally, allocations of net profits and losses, as well as cash flow under this agreement, were allocated 98.9%, 1% and .1% to the Partnership, HWDC and HMI, respectively. The overall management and control of the business and affairs of the Marina Venture is solely vested with the general partner of the Marina Venture.

           On February 1, 1991, the Building Venture entered into a long term property management and brokerage agreement (Management Agreement), an inn lease (Inn Lease) and a consulting agreement (Consulting Agreement) with HMI. The Management Agreement expired on December 31, 1991 and was originally extended until December 31, 1993, and subsequently terminated as of July 31, 1993, and required the payment of management fees to HMI equal to 6% of gross rental receipts, as defined in the agreement. The
Management Agreement also required the payment of a one time lease-up fee during the lease-up phase equal to one month's rent. Management and lease-up fees paid to HMI totaled $82,766 for the period January 1 through July 31, 1993. The Inn Lease originally expired on December 31, 1995 and was also terminated as of July 31, 1993 and required the payment to HMI of 50% of the operating profit, as defined in the agreement, relating to the 38 room inn. If total management fees earned based on the inn's gross rental receipts were less than $75,000 for any one year, then the Inn Lease required payments to HMI equal to the difference between actual management fees paid and $75,000. No amounts were paid under the Inn Lease during 1993.

           The Consulting Agreement which expired on December 31, 1991 required the Building Venture to pay HMI a $15,000 refinancing fee upon the closing of any refinancing of the existing Building Venture's financing.
The Consulting Agreement also required the Building Venture to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of the building property to an unaffiliated third party buyer. These commitments survive the December 31, 1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI (see below).
The Building Venture paid the $15,000 refinancing fee to HMI in March 1996 as a result of refinancing its purchase money note on February 27, 1996, as mentioned above.

           On January 1, 1992, the Marina Venture entered into a long term property management agreement with HMI. This agreement provided for payment of management fees to HMI equal to 9% of gross operating revenues, as defined in the agreement. In addition, the property management agreement required the Marina Venture to pay HMI an incentive management fee equal to 6% of the gross sales proceeds and an incentive brokerage fee equal to 3% of gross sales proceeds. The incentive management and brokerage fees were required to be paid to the extent that the partners of the Marina Venture have received a return of their capital contributions, as defined in the Third Amended and Restated Agreement of Limited Partnership. Management fees paid to HMI for the period January 1, 1993 through July 31, 1993 totaled $2,494.

           On  January 1, 1992, the Partnership (herein referred to  as  HPP
1990) hired Hillcrest Asset Management, Inc. (Hillcrest), a company related to HMI through common ownership, to assist the general partner in providing
accounting,  asset  management and investor services.   Hillcrest  provided
such services for a management fee of $12,000 annually plus reimbursement of all its costs of providing such services. This contract expired on June 30, 1993 and was not renewed. For the period January 1, 1993 to June 30, 1993 management fees paid to HMI totaled $6,000, and expense reimbursements paid to HMI totaled $54,469.

           After evaluating the marina property over the initial years following acquisition, the Marina Venture had determined that it was in its best interest to either renegotiate the debt or restructure the Marina Venture before proceeding with the development of the marina. As such, the Marina Venture did not pay the interest due on the mortgage for 1992 and
1991. Accordingly, the mortgage was in default and the seller, at its option could have demanded immediate payment of the note.

           Based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership had reserved $845,672 against its investment in the marina land and improvements at December 31, 1992. On December 31, 1992, the seller (HWFP, Inc.) agreed to reduce the original principal amount of the purchase money note from $1,187,500 to $350,000 and forgave $237,500 of accrued interest. Also on December 31, 1992, the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P. was executed. HWFP, Inc., a Maryland corporation, received a 50% limited partnership interest in the Marina Venture. Concurrently, HMI withdrew as a limited partner in the Marina Venture, HPP 1990's limited partnership interest in the Marina Venture was reduced to 49% and HWDC retained a 1% general partnership interest in the Marina Venture. The minority interest was initially recorded at fair market value based on an independent appraisal and priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership.

           On February 27, 1996, HPP 1990, HWPC and HWPF, Inc. executed the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P. HWFP redeemed its 50% limited partnership interest in the Marina Venture in return for a $225,000 first mortgage secured by the marina property. The note bears interest at 7.50%, matures in March 2006, and requires monthly principal and interest payments in the amount of $2,086. As a result, HPP 1990's limited partnership interest in the Marina Venture increased to 98%, while HWDC's ownership in the Marina Venture increased to a 1% limited partnership interest and a 1% general partnership interest.

          On July 1, 1993, HPP 90 engaged Portfolio Advisory Services, Inc., a Massachusetts corporation, which is related to BHP II through certain common ownership and management, and in which Terrence P. Sullivan is the sole shareholder, for a twelve month period, to assist the general partner
in  providing  accounting,  asset management and  investor  services.   The
original contract was for one year and was extended through September 1995. PAS receives no fee for its services, however it was reimbursed for all operating costs of providing these services. Expense reimbursement to PAS for the period January 1, 1995 through September 30, 1995, the year ended December 31, 1994, and the period July 1, 1993 through December 31, 1993, totaled $65,903, $46,063, and $24,964, respectively.

          Effective July 31, 1993, the Ventures terminated their respective Management Agreement and Inn Lease (Contracts) with HMI. As of December 31, 1993, HPP 1990 had not reached an agreement with HMI as to whether any additional payments were due under the Contracts as a result of the termination. Consequently, HPP 1990 was unable to reasonably estimate amounts due to HMI, if any, and no liability was recorded as of December 31, 1993. During October 1994, HPP 1990 and HMI agreed in principle to an agreement whereby the parties would settle their differences to put rest to all further controversy and to avoid substantial expense of burdensome and protracted litigation. In January 1995, HPP 1990 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108 which was included in accrued expenses as of December 31, 1994. The Settlement Payments required an initial payment of $36,000 due on January 27, 1995 and requires monthly payments of $3,221 commencing September 1995 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP 1990's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP 1990's cash and marketable equity securities in excess of $150,000; and all of the Venture's cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP 1990 are permitted until all Settlement Payments are paid in full. As of December 31, 1995, unpaid settlement payments included in accrued expenses and other liabilities totaled $222,224.

           On August 23, 1993 the Ventures engaged McKenna Management Associates, Inc. (McKenna) as the independent onsite property management company. The management agreement with McKenna originally expired in August 1995 and was extended until October 31, 1995. The agreement required the payment of $9,000 per month for the first year and $7,650 per month for the second year (and additional months) for the total complex.

          On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartments, inn and marina operations. The property management contracts with the apartments and inn provide for payment of management fees to CMC equal to 4% and 4.5% respectively, of gross receipts, as defined. The marina property management agreement with CMC provides for payment of management fees equal to 9% of gross receipts, as defined. The agreements expire on June 30, 1997, and are automatically extended on a year to year basis unless otherwise terminated as provided for in the agreements. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reservesof $190,000 and $70,000, respectively. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartments, inn and marina operations through December 31, 1995. Management fees paid to CMC and McKenna by the Ventures totaled $94,841, $102,600, and $38,334, for the years ended 1995, 1994 and 1993, respectively.

Item 2.   Properties.
-------   -----------
          See Item 1 above.

Item 3.   Legal Proceedings.
-------   ------------------

           The Partnership is not a party to, nor, to the best knowledge of the General Partner, are any of the Ventures or real properties owned by the Ventures subject to, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Unit Holders.
-------   ------------------------------------------------
          No matters were submitted to a vote of Unit holders.



                                 PART II

Item 5.   Market For Registrant's Units and Related Unit Holder Matters.
-------   --------------------------------------------------------------
               (a) There is no active market for the Units and no such market is expected to develop. Trading in the Units is sporadic and occurs solely through private transactions.

               (b)   As  of  March  15, 1996, there were 1,392  holders  of
               Units.

           The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing
Proceeds  (as  defined therein) be distributed as and when  available.   As
discussed in Item 1, there are some restrictions on the Partnership's present and future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the periods ended December 31, 1994, 1993 and 1992, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.   Selected Financial Data.
-------   ------------------------
                                          Periods Ended December 31,
                                       1995          1994           1993
                                   ----------------------------------------

Revenues                           $ 2,769,347   $  2,501,562   $ 2,220,822

Net Loss                           $  (359,021)  $  (667,504)   $ (917,379)

Net Loss per units of Investor
 Limited Partnership Interest
 based on Unit outstanding:

Loss before extraordinary gain     $   (21.72)   $    (40.39)   $   (55.51)

Total Assets as of December 31,    $15,483,025   $ 15,849,184   $16,276,877

Long Term Debt as of December 31,  $ 5,590,418   $  5,590,418   $ 5,350,000

Cash Distributions per weighted
          average Unit outstanding $         0   $          0   $         0

Rehabilitation Tax Credit per Unit $         0   $          0   $         0


See Item 7 for a discussion of the factors that may materially affect the foregoing information in future years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of
$16,361,000. As of December 31, 1995, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures. The rehabilitation of the Building Venture is intended to qualify for Rehabilitation Tax Credits.

           Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

           As of December 31, 1995, the Ventures and HPP 1990 had unrestricted cash of $196,606 and $186,747, respectively. HPP 1990's cash is used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash is used to fund operating expenses of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP 1990 to help fund general and administrative expenses of running the public fund. As mentioned in Item 1, on February 27, 1996, the Building Venture obtained mortgage financing of $6,000,000 at 7.85% which requires principal and interest monthly payments of $49,628 for ten years based on a 20 year amortization and matures in March 2006. The short term liquidity of the Building Venture depends upon its ability to pay its debt service, real estate taxes, operating expenses and have sufficient cash to distribute to HPP 1990. The short term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP 1990.

           Settlement Payments due HMI, that were negotiated as part of the contract termination (See Item 1), are secured by 100% of HPP 1990's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP 1990's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders.

           Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

           Results of Operations. The Partnership incurred total losses under generally accepted accounting principles of $359,021 in 1995 which includes depreciation and amortization of $568,217. The Partnership was not allocated any Rehabilitation Tax Credits from the Building Venture in 1995.

           In 1995, the Building Venture was fully operational during the entire year, and the Marina Venture had available approximately 240 slips for use, of which a minimal number of slips were fully operational offering various utility hook-ups. The results of the Partnership's operations in future years should be comparable to 1995 numbers provided the Ventures are able to maintain greater than 90% occupancy in the Apartments and greater than 60% in the Inn. Expense levels should increase with the rate of inflation but, it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.

          The occupancy of the apartments has increased from previous years as a result of management's decision to enter into more traditional long term, annual, leases. In addition, a market study of the competition was prepared, and the Building Ventures' monthly rental rates were adjusted to reflect market rates for a property located in the Fells Point, Baltimore neighborhood. Management is projecting economic occupancy for the Apartments to be approximately 93% for calendar year 1996 which will be indicative of the expected levels for future years.

           The average occupancy of the Inn increased from 47% in 1993 to 65% in 1994 to 74% in 1995. The Building Venture made a decision in the third quarter of 1993 to hire a full time hospitality manager to generate new business from previously untapped markets. The increase in occupancy of the Inn for 1995 was due in part to a major competitor temporarily discontinuing operations for major renovations. That major competitor reopened in early 1996. In addition, the hospitality market nationwide experienced an increase from previous years. Management is projecting Inn occupancy of 67% for calendar year 1996 and Inn occupancy in future years is expected to stay at the same level, depending upon market constraints.

           During 1994, HPP 1990 entered into an agreement to make settlement payments to HMI (see Item 1) totaling $271,108 which has been recorded in the fourth quarter of 1994 and included in accrued expenses and other liabilities at December 31, 1994. As of December 31, 1995, unpaid settlement payments included in accrued expenses and other liabilities totaled $222,224.

           The Building Venturer's $5,350,000 purchase money note was originally due on December 31, 1990. During 1991, the maturity date of the purchase money note was extended to December 31, 1992. During 1992, the maturity date of the purchase money note was extended to January 2, 1994. During 1993, the maturity date was extended to March 2, 1994. On April 15, 1994, the holder of the purchase money note (the Lender) extended the maturity date to December 31, 1995 and added $150,000 of extension fees and approximately two months of unpaid interest to the principal balance under the purchase money note. The lender also required the Building Venture to make monthly payments to a Tax Escrow account for the exclusive purpose of funding real estate tax payments by the required due date.

           On February 27, 1996, HPP 1990 obtained a $6,000,000 deed of trust note with a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418 to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $314,800. The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 commencing in April 1996. All remaining unpaid principal and interest is due in March 2006. Under the deed of trust note, the lender had the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture. This transaction will release approximately $1,000,000 of suspended rehabilitation tax credits to the Partnership from the Building Venture in 1996.

           The Marina Venture requires substantial rehabilitation to become fully operational. After evaluating the marina over the past few years, the Marina Venture determined that it was in its best interest to restructure the Marina Venture before proceeding with the development of the marina. The Marina Venture did not pay the real estate taxes in 1991 or the interest due on its property's mortgage in 1992 and 1991. Accordingly, the mortgage was in default and the lender could, at its option, demand immediate payment of the note.

           Based on management's analysis completed during the fourth quarter of 1992 which considered the fair market value of marina land and improvements determined by independent appraisal and priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership reserved $845,672 against its investment in the marina land and improvements as of December 31, 1992.

           On December 31, 1992, the seller (HWFP, Inc.) agreed to reduce the original principal amount of the purchase money note from $1,187,500 to $350,000 and forgave $237,500 of accrued interest. As a result, the Partnership recognized an extraordinary gain of $1,075,000 in 1992. Also on December 31, 1992, the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P. was executed. HWFP, Inc., a Maryland corporation, received a 50% limited partnership interest in the Marina Venture. Concurrently, HMI withdrew as a limited partner in the Marina Venture, HPP 1990's limited partnership interest in the Marina
Venture was reduced to 49% and HWDC retained a 1% general partnership interest in the Marina Venture. HWFP, Inc.'s minority interest in the Marina Venture was recorded at fair market value based on an independent appraisal and priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership.

           On February 27, 1996, HPP 1990, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which HWFP, Inc. redeemed its 50% limited partnership interest in the Marina Venture in return for a $225,000 first mortgage note secured by the marina property. The note bears interest at 7.50%, matures on March 15, 2006, and requires monthly principal and interest payments in the amount of $2,086. As a result of the redemption of HWFP's interest, HPP 1990's limited partnership interest in the Marina Venture increased to 98% and HWDC received a 1% limited partnership interest and maintained its 1% general partnership interest in the Marina Venture.

          Inflation and Other Economic Factors
          ------------------------------------
           Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture was subject to a substantial purchase money note as of December 31, 1995, and remains subject to a substantial mortgage note based on the refinancing effective February 27, 1996. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------
           See the Financial Statements of the Partnership included as part of this Annual Report on Form 10-K.

Item 9.   Changes  in and Disagreements with Accountants on Accounting  and
-------   Financial Disclosure.

          None


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------
          (a) and (b) Identification of Directors and Executive Officers.

           The following table sets forth the name and age of the director and executive officer of BHP II Advisors and the offices held by such person.

        Name                          Office                        Age
        ----                          ------                        ---
Terrence P. Sullivan               President and Director            49

           Mr. Sullivan has served as a director and executive officer of BHP II Advisors since the organization of PAS II in June 1989. Since that time he has also been a general partner of BHP II Advisors. He will continue to serve in the capacity indicated above until his successor is elected and qualified. Mr. Sullivan is also an executive officer of Boston Capital Planning.

          (c)  Family Relationships.
               ---------------------
               None.

          (e)  Business Experience.
               --------------------
           The background and experience of the executive officer and director of BHP II Advisors and Boston Capital Planning identified above in Items 10(a) and 10(b) are as follows:

           Terrence P. Sullivan, 49, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1986 through December 31, 1989, Boston Bay Capital participated in the placement of limited partnership interest in 98 real estate programs, over 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, from 1987 to 1990, Boston Bay Capital served as dealer manager in connection with the sale of units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, Historic Preservation Properties 1989 Limited Partnership and the Partnership, the first four public programs sponsored by Affiliates of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was the Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering. He received a Masters in Business Administration degree from the University of Massachusetts (Amherst) in 1971. Mr. Sullivan serves as a general partner of BBC Restoration Properties Limited Partnership and BBC Restoration Properties II Limited Partnership. In addition, an entity controlled by Mr. Sullivan serves as the general partner of Institutional Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors.

          (f)-(g) Involvement in Certain Legal Proceedings.

          None

Item 11.  Executive Compensation.
--------  -----------------------
           The director and executive officer of PAS II and Boston Capital Planning received no remuneration from the Partnership.

           Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, expense reimbursements, commissions, cash distributions, allocations of taxable income or loss and tax credits from the Partnership. The amounts of these items and the times at which they are payable to the General Partner or its affiliates are described at pages 14-16 and 36-39 of the Prospectus under the captions "Management Compensation" and "Cash Distributions and Net Profits and Net Losses", respectively, which descriptions are incorporated herein by this reference.

           No commissions, fees, or cash distributions were paid by the Partnership to the General Partner or its affiliates for the years ended December 31, 1995, 1994 and 1993. The Partnership reimbursed an affiliate of the General Partner $65,903, $46,063, and $24,964 for administrative expenses for the years ended December 31, 1995, 1994 and 1993, respectively.

           For the year ended December 31, 1995, the Partnership allocated approximately $6,800 of taxable loss and no Rehabilitation Tax Credits to the General Partner. See Note 6 to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.

Item 12.  Unit Ownership of Certain Beneficial Owners and Management.
--------  -----------------------------------------------------------
          (a)  Unit Ownership of Certain Beneficial Owners.
               --------------------------------------------
                The Spiegel Corporation, 1515 West 22nd Street, Oak Brook, Illinois 60522, is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1996 (2,000 units 12.22%). Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

                Under the Partnership Agreement, the right to manage the business of the Partnership is vested solely in the General Partner, although the consent of a majority in interest of the Limited Partners is required for the sale at one time of all or substantially all of the Partnership's assets and with respect to certain other matters. See Item 1 above for a description of the General Partner and its general partners.

         (b)  Unit Ownership of Management.
              -----------------------------
                No director or executive officer of BHP II Advisors, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 1996. No officer or director of BHP II Advisors or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

          (c)  Change in Control.
               ------------------
                There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------
          See Note 6 of Notes to Financial Statements for information about transactions between the Partnership and the General Partner and its affiliates. See Item 11 above for information concerning the fees, commissions, reimbursements and cash distributions which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1995, 1994 and 1993.



                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------
          (a)  The following documents are filed as part of this report:

               1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as a part of this Annual Report.

               2.         Financial  Statement Schedules  -  The  Financial
               Statement        Schedules listed on the accompanying  Index
               to Financial Statements and Schedules are filed as a part of this Annual Report.

          3.   Exhibits
               --------
                    3(a)   Certificate of Limited Partnership of Historic
                    Preservation Properties 1990 L.P. Tax Credit Fund dated as of September 29, 1989, (filed as exhibit 3A to the Partnership's Registration Statement on Form S-11, File No. 33-31778, and incorporated herein by this reference).

                    3(b)   Certificate   of   Amendment   of   Historic
                    Preservation Properties 1990 L.P. Tax Credit Fund dated as of October 23, 1989, (filed as exhibit 3C to the Partnership's Registration Statement on Form S-11, File No. 33-31778, and incorporated herein by this reference).

                    3(c)   Amended  and  Restated Agreement  of  Limited
                    Partnership of Historic Preservation Properties 1990 L.P. Tax Credit Fund dated as of March 30, 1990, as currently in effect, other than amendments thereto which provide solely for the admission or withdrawal of investors as limited partners of the Partnership (attached as Exhibit A to Prospectus of the Partnership included as part of its Registration Statement on Form S-11, File No. 33-31778, and incorporated herein by reference).

          4.   See Exhibits 3(a), 3(b) and 3(c).

               10(a)       Escrow   Deposit  Agreement   between   Historic
               Preservation Properties 1990 L.P. Tax Credit Fund and Wainwright Bank and Trust Company, (filed as exhibit 10A to the Partnership's Registration Statement of Form S-11, File No. 33-31778, and incorporated herein by this reference).
               10(b)       Documents   relating  to  the   acquisition   of
               partnership interests in Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P. and material contracts of these partnerships:

                    I. Certificate of Limited Partnership of Henderson's Wharf Baltimore, L.P. dated as of July 12, 1990 and filed in the Office of the Secretary of State of Delaware on July 20, 1990. (1)

                    II. Certificate of Limited Partnership of Henderson's Wharf Marina, L.P. dated as of July 12, 1990 and filed in the Office of the Secretary of State of Delaware on July 20, 1990. (1)

                    III. Agreement of Limited Partnership of Henderson's Wharf Baltimore, L.P. dated as of July 18, 1990. (1)

                    IV. Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. dated as of July 18, 1990. (1)

                    V. Certificate of Amendment of Certificate of Limited Partnership of Henderson's Wharf Baltimore, L.P. dated as of February 14, 1991 and filed in the Office of the Secretary of State of Delaware on March 5, 1991. (2)

                    VI. Certificate of Amendment of Certificate of Limited Partnership of Henderson's Wharf Marina, L.P. dated as of February 14, 1991 and filed in the Office of the Secretary of State of Delaware on March 5, 1991. (2)

                    VII.   Amended  and  Restated  Agreement   of   Limited
                    Partnership of Henderson's Wharf Baltimore, L.P. dated as of July 31, 1990. (1)

                    VIII. Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Baltimore, L.P. dated February 1, 1991. (2)

                    IX.    Amended  and  Restated  Agreement   of   Limited
                    Partnership of Henderson's Wharf Marina, L.P. dated as of July 31, 1990. (1)

                    X. Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. dated February 1, 1991. (2)

      (1) Previously filed as part of exhibit 10B to the Partnership's Registration Statement on Form S-11, File No. 33-31778, and incorporated herein by this reference.

       (2) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by this reference.

                    XI. Agreement for Sale of Henderson's Wharf, the Fastlands and Marina among HWFP, Inc., Kenneth M.
                    Stein, J.E. Robert, the United Brotherhood of Carpenters and Joiners of America and Historic Preservation Properties 1990 L.P. Tax Credit Fund dated June 19, 1990. (1)

                    XII. Assignment and Assumption Agreement Regarding Contract Rights between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Henderson's Wharf Baltimore, L.P. dated July 31, 1990. (1)

                    XIII. Assignment and Assumption Agreement Regarding Contract Rights between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Henderson's Wharf Marina, L.P. dated July 31, 1990. (1)

                    XIV. Deed dated July 31, 1990 from Joseph E. Robert, Jr., Kenneth M. Stein and HWFP, Inc. to Henderson's Wharf Baltimore, L.P. (1)

                    XV. Deed dated July 31, 1990 from Joseph E. Robert, Jr., Kenneth M. Stein and HWFP, Inc. to Henderson's Wharf Marina, L.P. (1)

                    XVI. Assignment and Blanket Transfer from HWFP, Inc. and the United Brotherhood of Carpenters and Joiners of America to Henderson's Wharf Baltimore, L.P. dated July 31, 1990. (1)

                    XVII. Assignment and Blanket Transfer from HWFP, Inc. and the United Brotherhood of Carpenters and Joiners of America to Henderson's Wharf Marina, L.P. dated July 31, 1990. (1)

                    XVIII.    Purchase Money Promissory Note of Henderson's
                    Wharf Baltimore, L.P. to HWFP, Inc. dated July 31, 1990 in the principal amount of $6,350,000. (1)

                    XIX. Purchase Money Promissory Note of Henderson's Wharf Marina, L.P. to HWFP, Inc. dated July 31, 1990 in the principal amount of $1,187,500. (1)

                    XX. Contingent Purchase Price Promissory Note of Henderson's Wharf Baltimore, L.P. to HWFP, Inc. dated July 31, 1990 in the principal amount of $1,150,000.
                    (1)

                    XXI. Purchase Money Deed of Trust between Henderson's Wharf Baltimore, L.P. and Kenneth M. Stein and Joseph
                    E. Robert, Jr., Trustees, dated July 31, 1990. (1)

         (1)Previously filed as part of exhibit 10B to the Partnership's Registration Statement on Form S-11, File No. 33-31778, and incorporated herein by this reference.


                    XXII. Purchase Money Deed of Trust between Henderson's Wharf Marina, L.P. and Kenneth M. Stein and Joseph E. Robert, Jr., Trustees, dated July 31, 1990.
                    (1)

                    XXIII. First Amendment to Amended and Restated Henderson's Wharf Disposition Agreement among Henderson's Wharf Baltimore, L.P., Henderson's Wharf Marina, L.P. and the Mayor and City Council of Baltimore, Maryland dated July 31, 1990. (1)

                    XXIV. Second Amendment to Pedestrian Promenade Easement Agreement among Henderson's Wharf Baltimore, L.P. Henderson's Wharf Marina, L.P. and the Mayor and
                    City  Council  of Baltimore, Maryland  dated  July  31,
                    1990. (1)

                    XXV.   Property  Management  and  Brokerage   Agreement
                    between Henderson's Wharf Baltimore, L.P. and Richland Management, Inc. dated as of July 31, 1990. (1)

                    XXVI. Development Agreement between Henderson's Wharf Baltimore, L.P. and Richland #1, L.P. dated as of July 31, 1990. (1)

                    XXVII.      Inn   Lease   between   Henderson's   Wharf
                    Baltimore, L.P. and Hillcrest Management, Inc. dated as of July 31, 1990. (1)

                    XXVIII. Property Management and Brokerage Agreement between Henderson's Wharf Baltimore, L.P. and Hillcrest Management, Inc. dated as of February 1, 1991. (2)

                    XXIX. Consulting Agreement between Henderson's Wharf Baltimore, L.P. and Hillcrest Management, Inc. dated as of February 1, 1991. (2)

                    XXX. Settlement Agreement between Historic Preservation Properties 1990 L.P. Tax Credit Fund, Henderson's Wharf Baltimore, L.P. Henderson's Wharf Marina, L.P. and Richard F. Holland, Richland #1 L.P., Richland Management, Inc., Richland Partners, Inc., Richland Construction, Inc., Richland Historic Properties, Inc. and Richland #2 L.P. dated February 1, 1991. (2)

      (1) Previously filed as part of exhibit 10B to the Partnership's Registration Statement on Form S-11, File No. 33-31778, and incorporated herein by this reference.

       (2) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by this reference.





                    XXXI. Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership between Henderson's Wharf Development Corporation, Historic Preservation Properties 1990 L.P. Tax Credit Fund and Hillcrest Management, Inc. dated August 1, 1991. (3)

                    XXXII. Settlement Agreement between Historic Preservation Properties 1990 L.P. Tax Credit Fund, Boston Historic Partners II Limited Partnership, BHP II Advisors Limited Partnership, Terrence P. Sullivan, Portfolio Advisory Services II, Inc., Boston Capital Planning Group, Inc., Boston Bay Capital, Inc. and Daniels Printing Company dated July 6, 1992. (4)

                    XXXIII. Second Amendment to Note 1, the Purchase Money Promissory Note, between Henderson's Wharf Baltimore, L.P. and HWFP, Inc. dated December 7, 1992.
                    (4)

                    XXXIV. Release of Deed of Trust securing $1,187,500 Purchase money Promissory Note between HWFP, Inc. Joseph E. Robert, Jr., S. Herbert Tinley, III and Henderson's Wharf Marina L.P. dated December 31, 1992.
                    (4)

                    XXXV. Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. dated December 31, 1992. (4)

                    XXXVI.     Agreement regarding refund  of  real  estate
                    taxes pertaining to Henderson's Wharf Baltimore L.P. and HWFP, Inc. dated December 31, 1992. (4)

                    XXXVII.     Property   Management   Agreement   between
                    Henderson's   Wharf   Marina,   L.P.   and    Hillcrest
                    Management, Inc. dated January 1, 1992. (4)




      (3) Previously filed as part of exhibit 10(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by this reference.

      (4) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.


                    XXXVIII. Property Management Agreement between Henderson's Wharf Marina L.P., Henderson's Wharf Baltimore, L.P. and the Residences and Inn at Henderson's Wharf, collectively referred to as "Henderson's Wharf" and McKenna Management Associates, Inc., dated August 23, 1993. (5)

                    XXXIX.    Third Amendment to Note 1, the Purchase Money
                    Promissory Note, Between Henderson's Wharf Baltimore, L.P. and HWFP, Inc. dated December 31, 1993. (5)

                    XL.   Fourth  Amendment to Note 1, the  Purchase  Money
                    Promissory Note, between Henderson's Baltimore, L.P. and HWFP, Inc. dated February 22, 1994. (5)

                    XLI. Promissory Note between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Lew Cohen dated July 1, 1993. (6)

                    XLII.       Settlement  documents  which  include   the
                    Settlement Agreement and Mutual Release, Agreement of Purchase and Sale, Deed, Escrow Agreement, Special Power of Attorney, Option Agreement, Maryland Residential Property Disclaimer Statement with Joseph and Eileen Mason for Unit # 433, dated June 1, 1994.
                    (6)

                    XLIII. Settlement documents which include the Settlement Agreement and Mutual Release, Agreement of Purchase and Sale, Deed, Escrow Agreement, Special Power of Attorney, Option Agreement, Maryland
                    Residential Property Disclaimer Statement and Lease with Colvin Ryan for Unit # 510, dated June 1, 1994.
                    (6)

                    XLIV.       Settlement  documents  which  include   the
                    Agreement of Purchase and Sale, Deed, Escrow Agreement, Special Power of Attorney and Option Agreement with Anne B. Cook for Unit # 409. (6)

                    XLV. Promissory Note between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Hillcrest Asset Management, Inc. dated December 30, 1994. (6)

                    XLVI.        Pledge    Agreement    between    Historic
                    Preservation Properties, Henderson's Wharf Baltimore, L.P., Henderson's Wharf Marina, L.P. and Hillcrest Asset Management, Inc., dated December 30, 1994. (6)


      (5) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.

        (6) Previously filed as part of exhibit 22 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference.

                    XLVII. Property Management Agreement between Henderson's Wharf Marina L.P., Henderson's Wharf Baltimore, L.P. and the Residences and Inn at Henderson's Wharf, collectively referred to as "Henderson's Wharf" and Claremont Management Corporation, dated November 1, 1995.


                    XLVIII. Asset Management Agreement between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Claremont Management Corporation dated October 1, 1995.

                    10 (c) Asset Management Agreement between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Hillcrest Asset Management, Inc. dated January 1, 1992.
                    (5)

22                  List of Ventures. (5)

28  (ii)     (a)    Supplement No. 1 to the Partnership's Prospectus dated
                    August 1, 1990. (7)

             (b) Supplement No. 2 to the Partnership's Prospectus dated December 3, 1990. (7)

             (c) Pages 14-16, 28-36 and 36-39 of the Partnership's Prospectus dated March 30, 1990 and filed with the Commission pursuant to Rule 424(b) on April 6, 1990. (7)




     (5) Previously filed as part of exhibit 22 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.

      (7) Previously filed as part of exhibit 28 (ii) (a) to the Partnership's Annual Partnership Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by this reference.


                                SIGNATURES

                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HISTORIC PRESERVATION PROPERTIES 1990 L.P.
                      TAX CREDIT FUND

                      By:  BOSTON HISTORIC PARTNERS II LIMITED
                           PARTNERSHIP, GENERAL PARTNER

                           By:  BHP II ADVISORS LIMITED PARTNERSHIP

                                By:  PORTFOLIO ADVISORY SERVICES II, INC.

Date:  March 28, 1996                By:_______________________
                                          Terrence P. Sullivan,
                                          President

                                     and

Date:  March 28, 1996                By:_______________________
                                          Terrence P. Sullivan,
                                          General Partner

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title


____________________            Individual General Partner of
Terrence P. Sullivan            BHP II Advisors Limited Partnership
                                and as President and Principal
Date: March 28, 1996            Executive Officer of Portfolio
      --------------            Advisory Services II, Inc.,
                                General Partner of BHP II
                                Advisors Limited Partnership

                                Principal Financial and
____________________            Principal Accounting Officer
Terrence P. Sullivan            of Portfolio Advisory Services II,
                                Inc., General Partner of BHP II
Date: March 28, 1996            Advisors Limited Partnership
      --------------
Supplemental  Information to be Furnished with Reports  Filed  Pursuant  to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                       An annual report will be furnished to Unit holders subsequent to filing of this Form 10-K.