Form 10-Q/A
period 1996-03-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1996-06-05
CIK 857004

10-Q FOR THE PERIOD ENDING 3/31/96



                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    March  31, 1996
               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 33-31778

Historic Preservation Properties 1990 L.P. Tax Credit Fund
(Exact name of registrant as specified in its charter)

      Delaware                                       04-3066191
(State or other jurisdiction                 (I.R.S. Employer
    of incorporation or                      Identification No.)
      organization)

Batterymarch Park II,  Quincy,  Massachusetts        02169
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (617) 472-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X       No

   HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                           FORM 10-Q

                         MARCH 31, 1996

                       TABLE OF CONTENTS




                                                            Page


PART  I  -  FINANCIAL INFORMATION

        Financial Statements

          Consolidated Balance Sheets                              3

          Consolidated Statements of Operations                    4

          Consolidated Statements of Partners' Equity
           (Deficiency)                                            5

          Consolidated Statements of Cash Flows                    6

          Notes to Consolidated Financial Statements               7-12

           Management's Discussion and Analysis of Financial
               Condition     and    Results     of     Operations 13-15

PART  II    -    OTHER INFORMATION                                16

                 Financial  Data Schedule                         17

                 Signatures                                       18













                                   2
          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                            CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                  ASSETS
                                                1996         1995
                                            (Unaudited)
INVESTMENT IN REAL ESTATE:
  Building and building improvements        $15,069,530   $14,736,101
  Land                                           97,034        97,034
  Furniture and equipment                       968,353       964,378
  Marina - land and improvements              1,352,790     1,352,790
                                             17,487,707    17,150,303
     Less accumulated depreciation            2,708,714     2,573,713
                                             14,778,993    14,576,590
  Reserve for realization of Marina
     land and improvements                     (845,672)     (845,672)
                                             13,933,321    13,730,918

CASH                                            328,751       474,835
ESCROW DEPOSITS                                 124,109        54,270
DEFERRED EVALUATION AND ACQUISITION
  COSTS, net of accumulated amortization
     of $144,713 and $137,822 in 1996 and
          1995,      respectively                957,887      964,778
OTHER DEFERRED COSTS                             180,318       51,121
OTHER ASSETS                                      86,257      207,103
                                             $15,610,643  $15,483,025


                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Mortgages and note payable                  $6,225,000   $ 5,590,418
  Accrued expenses and other liabilities         458,585       402,064
  Security deposits                               94,715        86,716
          Total liabilities                    6,778,300     6,079,198

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

MINORITY INTEREST                                       -      268,325

PARTNERS' EQUITY
  Limited Partners' Equity-Units of
     Investor Limited Partnership
     Interest, $1,000 stated value per
     unit-issued and outstanding                         -       16,361
     units                                       8,886,381    9,186,508
  General Partner's equity (deficiency)            (54,038)     (51,006)
          Total partners' equity                 8,832,343    9,135,502
                                               $15,610,643  $15,483,025


     The accompanying notes are an integral part of these financial statements.

                                    3
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                1996         1995
                                            (Unaudited)   (Unaudited)
REVENUES:
  Rental and related income                 $   607,440   $   582,659
  Interest and other income                       2,729        38,244


                                                610,169       620,903

EXPENSES:
  Operating and administrative                   50,101        17,022
  Property operating expenses                   462,669       383,223
  Professional fees                              15,046        21,908
  Depreciation and amortization                 141,892       142,508

                                                669,708       564,661

  Income (loss) from operations                 (59,539)       56,242

OTHER EXPENSES:
  Interest expense                             (177,362)     (140,639)
  Contingency note payable settlement          (109,583)             -

MINORITY INTEREST IN LOSS ON MARINA VENTURE       3,344        10,756

GAIN  ON  REDEMPTION OF MINORITY  INTEREST       39,981              -

NET  LOSS                                  $   (303,159)  $   (73,641)

NET LOSS ALLOCATED TO GENERAL PARTNER      $     (3,032)  $      (736)

NET LOSS ALLOCATED TO LIMITED PARTNERS     $   (300,127)  $   (72,905)

NET LOSS PER UNIT OF INVESTOR LIMITED
  PARTNERSHIP INTEREST, BASED ON 16,361
  UNITS OUTSTANDING                        $     (18.34)  $     (4.46)













     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND

                    THE YEAR ENDED DECEMBER 31, 1995



                          Units of
                          Investor          Investor
                          Limited           Limited        General
                          Partnership       Partners'     Partner's
                          Interest           Equity        (Deficiency)      Total

BALANCE, Dec 31, 1994      16,361        $  9,541,939      $  (47,416)     $ 9,494,523

    Net  loss                   -            (355,431)         (3,590)        (359,021)

BALANCE,  Dec 31, 1995     16,361           9,186,508         (51,006)       9,135,502

    Net loss (Unaudited)        -            (300,127)          3,032)        (303,159)

BALANCE, March 31, 1996
    (Unaudited)            16,361        $  8,886,381      $  (54,038)     $ 8,832,343


















     The accompanying notes are an integral part of these financial statements.

                                    5
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                              (UNAUDITED)

                                            1996          1995
                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net   loss                          $  (303,159)        $(73,641)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization             141,892          142,508
  Gain on redemption of minority interest   (39,981)               -
  Minority  interest  in  loss  on   Marina
  Venture                                    (3,344)         (10,756)
  Increase (decrease) in accrued expenses
    and other liabilities                    64,520           (1,029)
  Increase in escrow deposits               (69,839)        ( 28,894)
  Decrease (increase) in other assets       120,846          (29,442)

  Net cash used in operating activities     (89,065)          (1,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture and equipment         (3,975)          (3,826)
 Additions to building and improvements    (333,429)          (1,310)
   Additions to deferred costs             (129,197)               -

   Net cash used in investing activities   (466,601)          (5,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from refinancing              6,000,000                -
   Payment of mortgage payable           (5,590,418)               -

   Net  cash provided by financing
   activities                               409,582                -

NET DECREASE IN CASH                       (146,084)          (6,390)

CASH, BEGINNING OF PERIOD                   474,835          505,501

CASH, END OF PERIOD                        $328,751         $499,111

SUPPLEMENTAL CASH  FLOW INFORMATION:
   Cash paid for interest                  $157,649         $140,639

   Non-cash financing activity:

   On February 27, 1996, the minority interest holder redeemed its share
of interest for $225,000.  The transaction resulted in a         gain on
redemption of minority interest of $39,981.

The accompanying notes are an integral part of these financial statements.

                                    6

(1)     Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 for Historic Preservation Properties 1990 L.P. Tax Credit Fund (HPP'90), as filed with the Securities and Exchange Commission.

(2)       General  Partner  -  Boston  Historic  Partners   II   Limited
Partnership

         Boston Historic Partners II Limited Partnership (BHP II), the general partner of HPP'90, was formed in June 1989 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships).

         BHP II has a substantial amount of unpaid obligations to trade creditors. In the event BHP II is not able to generate sufficient cash to fund BHP II's operations and commitments and contingencies in the future, there might be unfavorable consequences to HPP'90.

         Under the partnership agreement, a bankruptcy of BHP II could result in the dissolution of HPP'90, if at any time BHP II were to be adjudicated bankrupt (either by way of a voluntary filing or by an issuance of an order for relief in the event of an involuntary filing) and BHP II continued to be the sole general partner of HPP'90. If an additional general partner was admitted to HPP'90 prior to a bankruptcy of BHP II, the business of HPP'90 would be able to continue.

         If BHP II were to be adjudicated bankrupt, and at the time BHP II was the sole general partner of HPP'90, HPP'90 would not be dissolved upon the occurrence of such an event if a majority interest of the limited partners, elect, within 90 days, to continue the business of HPP'90 and another general partner is elected (under Delaware law, within 90 days, a unanimous vote of the limited partners to continue HPP'90 is required).

         Although the partnership agreement provides for the above mechanisms for continuing the business of HPP'90, BHP II's general partners believe the most likely course of action would be to seek a successor or additional general partner for HPP'90.

        If such events were to happen whereby BHP II and/or HPP'90 could not consummate the above, HPP'90 could be dissolved resulting in adverse tax consequences to the limited partners, including recapture of a portion of the Rehabilitation Tax Credits allocated to them.









                                    7
(3)     Investment in Real Estate

         During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

         Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into 128 residential units, 149 indoor parking spaces and a 38 room inn located at 1000 Fell Street, Baltimore, Maryland. The building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Notes 4 and 6). Contributions by HPP'90 to the Building Venture totaled $12,214,500, as of March 31, 1996.

         HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

         The renovation of the residential units was substantially complete and a certificate of occupancy was received on December 31, 1990. The Building Venture commenced lease-up in 1991 and has been fully operational since 1992. For the quarter ending March 31, 1996, the average economic occupancy for the residential units was approximately 94% and the average occupancy for the Inn was 57%.

         On February 27, 1996, the Building Venture purchased three condominium units and parking spaces (the Property) owned by unrelated parties, in conjunction with the refinancing of its note payable (see
Note 4).

         Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a 1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500 (see Note 4). Contributions to the Marina Venture by HPP'90 totaled $247,219, as of March 31, 1996. The Marina Venture has operated a minimal number of slips since 1991 due to the significant repairs necessary to be fully operational. HPP'90 is required to make capital contributions to the Marina Venture to provide funds not otherwise available to make real estate tax and insurance payments. HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

         Under the Second Amended and Restated Agreements of Limited Partnership dated February 1, 1991 of Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P., Henderson's Wharf Development Corporation (HWDC), a Delaware corporation wholly owned by HPP'90, was admitted as a general partner of the Ventures (HPP'90 and HWDC are collectively referred to as the "Henderson's General Partners"), and Hillcrest Management, Inc. (HMI), a Massachusetts corporation, was admitted as the Limited Partner of the Ventures and became a minority interest holder in the Ventures. On August 1, 1991, the Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. was amended. The amendment provided for the withdrawal by HPP'90 as a limited partner. Consequently, HWDC became the sole general partner in the Marina Venture.







                                    8

(3)     Investment in Real Estate (Continued)

         On December 31, 1992, the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. was executed. HWFP, Inc. (HWFP), a Maryland corporation and the original holder of the purchase money note relating to the purchase of the marina property, received a 50% limited partnership interest in the Marina Venture and became the holder of a minority interest (see Note 4). Concurrently, HMI withdrew as a limited partner in the Marina Venture, HPP'90's limited partnership interest in the Marina Venture was reduced to 49% and HWDC retained a 1% general partnership interest in the Marina
Venture. The minority interest granted was recorded at fair market value based on an independent appraisal and a priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership.

         In  accordance  with the termination of all HMI contracts  (see
Note 5), effective January 1, 1995, HMI withdrew from the Building Venture as a .1% limited partner and was replaced by HWDC.

         Based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership has reserved against its investment in the marina land and improvements.

        Generally, allocations of net profits and losses as well as cash flow of the Building Venture and Marina Venture are allocated in accordance with the Second Amended and Restated Agreement of Limited
Partnership  and  Third  Amended  and  Restated  Agreement  of   Limited
Partnership, respectively, as defined in the agreements. The overall management and control of the business and affairs of the Ventures is solely vested in Henderson's General Partners.

         As discussed in Note 3, on February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which HWFP, Inc. redeemed its 50% limited partnership interest in the Marina Venture in return for a $225,000 first mortgage note secured by the marina property. As a result of this redemption, HPP'90's limited partnership interest in the Marina Venture was increased to 98% and HWDC received a 1% limited partnership interest and maintained its 1% general partnership interest in the Marina Venture.

(4)     Mortgages and Note Payable

         The Building Venture financed $6,350,000 of the purchase price of the property by issuing a purchase money note to the seller, HWFP. HPP'90 paid $1,000,000 of principal under this note in December 1990, reducing the balance to $5,350,000 at December 31, 1990. During 1992, the maturity date of the note was extended until January 2, 1994. In consideration for extending the maturity date of the note, the Building Venture was required to pay $150,000 to the holder of the purchase money note (the Lender) on the earlier of January 2, 1994 or a refinancing of the purchase money note. The Building Venture negotiated three extensions in 1994. In April 1994, the Lender extended the maturity date on the note until December 31, 1995 and added the $150,000 extension fee to the outstanding principal balance of the note along with unpaid interest totaling $89,168 on the note (for the period March 16, 1994 through May 15, 1994) and unpaid interest on the extension fee totaling $1,250 (for the period April 16, 1994 through May 15, 1994). Interest was due monthly on the new principal balance of the note at the annual rate of 10%. In addition, the Lender required the Building Venture to establish a real estate tax escrow account (Tax Escrow) which was being funded on a monthly basis. The note was secured by the property, rents and assignment of leases.





                                    9
(4)     Mortgages and Note Payable (Continued)

           In conjunction with issuing a purchase money note to the seller, the Building Venture entered into a contingent purchase price promissory note with the seller for $1,250,000. Payment on the note was contingent upon the cash flow (as defined) generated from the future sale of apartment units in the Building Venture. The note was unsecured, bore no interest, and had no maturity date. As discussed below, the Building Venture paid off the contingent purchase price promissory note for $109,583 on February 27, 1996.

           On February 27, 1996, HPP'90 obtained a $6,000,000 deed of trust note with a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,583 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $333,429 (see Note
4). The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 commencing in April 1996. The note amortizes over a 20 year schedule and all remaining unpaid principal and interest is due in March 2006. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

          As discussed in Note 3, on February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which HWFP, Inc. redeemed its 50% limited partnership interest in the Marina Venture in return for a $225,000 first mortgage note secured by the marina property. The note bears interest at 7.50%, matures in March 2006, and requires monthly principal and interest payments in the amount of $2,086 commencing April 1996.

(5)     Transactions With Related Parties and Commitments

         On February 1, 1991, the Building Venture entered into a long term property management and brokerage agreement (Management Agreement), an inn lease (Inn Lease) and a consulting agreement (Consulting Agreement) with HMI. The Management Agreement originally expired on December 31, 1993 and the Inn Lease originally expired on December 31, 1995. The Management Agreement required the payment of management fees to HMI equal to 6% of gross rental receipts, as defined in the agreement. The Management Agreement also required the payment of a one time lease up fee for leasing residential units during the lease-up phase equal to one month's rent. The Inn Lease required the payments to HMI of 50% of the operating profit, as defined in the agreement, relating to the 38 room inn. If the total management fees earned based on the inn's gross rental receipts were less than $75,000 for any one year, then the Inn Lease required a payment to HMI equal to the difference between actual management fees paid and $75,000. The Management Agreement and Inn Lease were terminated by the Building Venture on July 31, 1993.

         The Consulting Agreement, which expired on December 31, 1991, required the Building Venture to pay HMI a $15,000 refinancing fee upon the closing of any refinancing of the existing Building Venture's financing. The Consulting Agreement also required the Building Venture to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of the building property to an unaffiliated third party buyer. These commitments survive the December 31, 1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI (see below). The Building Venture paid the $15,000 refinancing fee to HMI in March 1996 as a result of refinancing its purchase price promissory note as discussed in Note 4.





                                   10

(5)     Transactions With Related Parties and Commitments (Continued)

         On January 1, 1992, the Marina Venture entered into a long term Property Management Agreement with HMI. The agreement provided for payment of management fees to HMI equal to 9% of the Gross Operating Revenues, as defined in the agreement.

          Effective July 31, 1993, the Ventures terminated their respective Management Agreements and Inn Lease (the Contracts) with HMI. As of December 31, 1993, HPP'90 had not reached an agreement with HMI as to whether any additional payments were due under the Contracts as a result of the termination. Consequently, HPP'90 was unable to reasonably estimate amounts due to HMI, if any, and no liability was recorded as of December 31, 1993.

         During October 1994, HPP'90 and HMI agreed in principle to an agreement whereby the parties would settle their differences and put to rest all further controversy and avoid substantial expense of burdensome and protracted litigation. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108 which has been recorded during the fourth quarter of 1994 and which has been included in accrued expenses and other liabilities as of December 31, 1995 and March 31, 1996. The Settlement Payments required an initial payment of $36,000 that was paid on January 27, 1995 and monthly payments of $3,221 commencing in September 1995 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. As of March 31, 1996, unpaid settlement Payments included in accrued expenses and other liabilities totaled $215,782.

           On August 23, 1993, the Ventures hired McKenna Management Associates, Inc. (McKenna) as the independent onsite property management company. The management agreement with McKenna originally expired in August 1995 and was extended until October 31, 1995. The agreement required the payment of $9,000 per month for the first year and $7,650 per month for the second year from the Ventures.

       On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management Corporation
(CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provide for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expire on June 30, 1997, and are automatically extended on a year to year basis unless otherwise terminated as provided for in the agreements. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartment, inn and marina operations through December 31, 1995.

           On July 1, 1993, HPP'90 hired Portfolio Advisory Services, Inc. (PAS), a Massachusetts corporation, which is related to BHP II through certain common ownership and management, to provide asset management, accounting and investor services. The original contract was for one year and was extended through September 30, 1995. PAS received no fee for its services, however, it was reimbursed for all operating costs of providing these services.





                                   11

(5)     Transactions With Related Parties and Commitments (Continued)

         On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The initial term of the agreement expires on June 30, 1997, and is automatically extended on a year to year basis unless terminated as provided for in the agreement. For the period January 1, 1996 to March 31, 1996, CMC received management fees of $9,600 and expense reimbursement totaling approximately $34,200.

(6)     Fair Value of Financial Investments

         The carrying amounts of cash, escrow deposits, accrued expenses and other liabilities, and security deposits approximate their fair values due to their short maturities. The fair value of the Building Venture's mortgages payable is deemed equal to their carrying amount. All financial statements are held for non-trading purposes.


































                                   12
        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              MARCH 31,1996

                               (UNAUDITED)


    Liquidity and Capital Resources. HPP'90 terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of March 31, 1996, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures. The rehabilitation of the Building Venture is intended to qualify for Rehabilitation Tax Credits.

     Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

    As of March 31, 1996, the Ventures and HPP'90 had unrestricted cash of $93,400. HPP'90's cash is used primarily to fund general and administrative expenses of operating the public fund. The Ventures' cash is used to fund operating expenses of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90. The short term liquidity of HPP'90 depends on the Building Venture's ability to make monthly distributions to HPP'90.

     Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions;
all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders.

    Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

    Results of Operations. The Partnership incurred total losses under generally accepted accounting principles of $303,159 for the three months ended March 31, 1996, which includes depreciation and amortization of $141,892.

    The Building Venture has been fully operational during the entire year, and the Marina Venture had available approximately 240 slips for use, of which a minimal number of slips were fully operational offering various utility hook-ups. The results of the Partnership's operations in future years should be comparable to 1995 numbers provided the Ventures are able to maintain greater than 90% average annual occupancy in the Apartments and 60% average annual occupancy in the Inn. Expense levels should increase with the rate of inflation but, it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.

    The occupancy of the apartments has increased from previous years as a result of management's decision to enter into more traditional long term, annual leases. In addition, a market study of the competition was prepared, and the Building Ventures' monthly rental rates were adjusted to reflect where the actual rates should be for a property located in the Fells Point, Baltimore neighborhood. The average economic occupancy for the residential units was approximately 94% for the quarter ended March 31, 1996, which will be indicative of the expected occupancy levels in the future.

    The average annual occupancy of the Inn increased from 64% in 1994 to 74% in 1995. The average occupancy for the Inn for the quarter ending March 31, 1996 was 57%. The increase in occupancy of the Inn for 1995 was due in part to a direct competitor temporarily discontinuing operations for major renovations. The Building Venture has engaged a full time hospitality manager to generate new business from previously untapped markets. In addition, the hospitality market nationwide experienced an increase from previous years. Management is projecting 60% occupancy for the Inn for calendar year 1996 and is expecting occupancy for the Inn to fluctuate around that same level in future years, depending upon market conditions from year to year.

                                   13
        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                              MARCH 31, 1996

                               (UNAUDITED)


    The occupancy in both the Apartments and the Inn has shown a steady increase over the past three years. This increase is due primarily to the decision to go with more traditional long term leases and an aggressive marketing campaign which is administered onsite. The Apartments and the Inn should continue to operate at approximately 92% and 60% respectively in future years. The 1996 budget has been projected to indicate these levels.

    The Marina Venture requires substantial rehabilitation to become fully operational. After evaluating the marina over the past few years, the Marina Venture determined that it was in its best interest to restructure the Marina Venture before proceeding with the development of the marina. The Marina Venture did not pay the real estate taxes in 1991 or the interest due on its property's mortgage in 1992 and 1991. Accordingly, the mortgage was in default and the lender could have, at its option, demanded immediate payment of the note.

    During 1994, HPP'90 entered into an agreement to make settlement payments to HMI totaling $271,108 which has been recorded in the fourth quarter of 1994. As of March 31, 1996, unpaid settlement Payments included in accrued expenses and other liabilities totaled $215,782.

          On February 27, 1996, HPP'90 obtained a $6,000,000 deed of trust note with a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,583 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $333,429 (see Note
4). The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 commencing in April 1996. The note amortizes over a 20 year schedule and all remaining unpaid principal and interest is due in March 2006. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

          As discussed in Note 3, on February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which HWFP, Inc. redeemed its 50% limited partnership interest in the Marina Venture in return for a $225,000 first mortgage note secured by the marina property. The note bears interest at 7.50%, matures in March 2006, and requires monthly principal and interest payments in the amount of $2,086 commencing April 1996. As a result of the redemption of HWFP's interest, HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC received a 1% limited partnership interest and maintained its 1% general partnership interest in the Marina Venture.

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







                                   14
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                              MARCH 31, 1996

                               (UNAUDITED)


    Inflation and Other Economic Factors. Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial purchase money note. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.
































                                   15
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                       PART II - OTHER INFORMATION

                              MARCH 31, 1996


Item 1.   Legal Proceedings - Not applicable.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults Upon Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.   Other Information - Not applicable.

Item 6.   Exhibits and Reports from Form 8-K

        (a)  Exhibits
             None.

        (b)  Reports from Form 8-K
             None.
































                                   16

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HISTORIC PRESERVATION PROPERTIES 1990
                      L.P. TAX  CREDIT FUND

                      By:    Boston  Historic  Partners   II   Limited
                             Partnership
                             General Partner

                      By:    BHP II Advisors Limited Partnership
                             General Partner

                      By:    Portfolio Advisory Services, Inc.
                             General Partner

Date:   May 15, 1996  By:    /s/Terrence P. Sullivan
                             Terrence P. Sullivan,
                             President

                                and


Date:   May 15, 1996  By:    /s/Terrence P. Sullivan
                             Terrence P. Sullivan,
                             General Partner