Form 10-Q
period 1996-06-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1996-08-15
CIK 857004

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the quarter ended    June  30, 1996
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

                            FORM 10-Q

                          JUNE 30, 1996

                        TABLE OF CONTENTS




                                                            Page


PART  I  -  FINANCIAL INFORMATION

        Financial Statements

          Consolidated Balance Sheets                         3

          Consolidated Statements of Operations               4

          Consolidated Statements of Partners' Equity
                                         (Deficiency)         5

          Consolidated Statements of Cash Flows               6

          Notes to Consolidated Financial Statements          7-12

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations               13-15

          PART II   -    OTHER  INFORMATION                  16

          Signatures                                         17
















                                2
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                       CONSOLIDATED BALANCE SHEETS

                   JUNE 30, 1996 AND DECEMBER 31, 1995

                                 ASSETS
                                                1996         1995
                                            (Unaudited)
INVESTMENT IN REAL ESTATE:
  Building and building improvements        $15,179,113   $14,736,101
  Land                                           97,034        97,034
  Furniture and equipment                       975,287       964,378
  Marina - land and improvements              1,352,790     1,352,790
                                             17,604,224    17,150,303
     Less accumulated depreciation            2,843,714     2,573,713
                                             14,760,510    14,576,590
  Reserve for realization of Marina
     land and improvements                     (845,672)     (845,672)
                                             13,914,838    13,730,918

CASH                                            438,136       474,835
ESCROW DEPOSITS                                 190,783        54,270
DEFERRED EVALUATION AND ACQUISITION
  COSTS, net of accumulated amortization
     (1995,    $151,604;    1996,   $137,822)   950,996       964,778
OTHER DEFERRED COSTS                            194,287        51,121
OTHER ASSETS                                     19,036       207,103
                                            $15,708,076   $15,483,025


                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Mortgages and note payable                 $6,191,611    $ 5,590,418
  Accrued expenses and other liabilities        495,513        402,064
  Security deposits                              92,317         86,716
          Total liabilities                   6,779,441      6,079,198

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

MINORITY  INTEREST                                    -        268,325

PARTNERS' EQUITY
  Limited Partners' Equity-Units of
     Investor Limited Partnership
     Interest, $1,000 stated value per
     unit-issued and outstanding -
     16,361 units                              8,981,710     9,186,508
  General Partner's equity (deficiency)          (53,075)      (51,006)
          Total partners' equity               8,928,635     9,135,502
                                             $15,708,076   $15,483,025


     The accompanying notes are an integral part of these financial statements.


                                    3
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
           AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              (UNAUDITED)

                                                Three Months             Six Months
                                               Ended June 30,          Ended June 30,
                                          1996           1995          1996           1995
REVENUES:
  Rental and related  income       $     770,937     $ 691,087  $    1,378,377   $1,273,746
  Interest and other income               27,893        53,697          30,622       91,941

                                         798,830       744,784       1,408,999    1,365,687

EXPENSES:
  Operating and administrative            79,268        20,719         129,369       37,741
  Property operating expenses            433,876       476,060         896,545      859,283
  Professional fees                       35,106        22,243          50,152       44,151
  Depreciation and  amortization         141,891       141,909         283,783      284,417

                                         690,141       660,931       1,359,849    1,225,592

  Income from  operations                108,689        83,853          49,150      140,095


OTHER EXPENSE:
  Interest Expense                      (121,980)     (139,839)       (299,342)    (280,478)

GAIN ON REDEMPTION OF
  MINORITY INTEREST                            -            -           39,981            -

MINORITY INTEREST IN  LOSS
  ON MARINA VENTURE                            -        10,722           3,344       21,478

NET LOSS                            $    (13,291) $    (45,264)  $    (206,867)   $(118,905)

NET LOSS ALLOCATED TO
  GENERAL PARTNER                   $        (13) $       (453)  $      (2,069)   $  (1,189)

NET LOSS ALLOCATED TO
  LIMITED PARTNERS                  $    (13,278) $    (44,811)  $    (204,798)   $(117,716)

NET LOSS PER UNIT OF
  INVESTOR LIMITED
  PARTNERSHIP INTEREST,
  BASED ON 16,361 UNITS
    OUTSTANDING                     $        (.81) $       (74)  $      (12.52)   $   (7.19)

     The accompanying notes are an integral part of these financial statements.

                                    4
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND

                    THE YEAR ENDED DECEMBER 31, 1995


                          Units of
                          Investor          Investor
                          Limited           Limited       General
                          Partnership       Partners'     Partner's
                           Interest           Equity      (Deficiency)     Total

BALANCE, Dec 31, 1994        16,361     $  9,541,939      $  (47,416)   $ 9,494,523

    Net  loss                     -         (355,431)         (3,590)      (359,021)

BALANCE,  Dec 31, 1995       16,361        9,186,508         (51,006)     9,135,502

     Net loss (Unaudited)         -         (204,798)         (2,069)      (206,867)

BALANCE, June 30, 1996
    (Unaudited)              16,361     $  8,981,710      $  (53,075)  $  8,928,635

















     The accompanying notes are an integral part of these financial statements.

                                    5
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                               (UNAUDITED)


                                                  1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net   loss                                  $(206,867)      $(118,905)
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                   283,783         284,417
  Gain on redemption of minority interest         (39,981)              -
    Minority  interest  in  loss  on
    Marina  Venture                                (3,344)        (21,478)
  Increase in accrued expenses  and
    other liabilities                              99,050          84,368
  Increase in escrow deposits                    (136,513)       ( 48,515)
  Decrease (increase) in other assets             188,067        (111,360)
         Net cash provided by operating
          activities                              184,195          68,527

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture and equipment              (10,909)         (3,826)
 Additions to building and improvements          (443,012)         (1,310)
 Additions     to     deferred     costs         (143,166)              -
 Net cash used in investing activities           (597,087)         (5,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds       from      refinancing           6,000,000               -
 Payment     of     mortgage     payable       (5,590,418)              -
 Principal payments of mortgage  payable          (33,389)              -
         Net  cash provided by financing
               activities                         376,193               -

NET INCREASE (DECREASE) IN CASH                   (36,699)         63,391

CASH, BEGINNING OF PERIOD                         474,835         505,501

CASH, END OF PERIOD                              $438,136        $568,892

SUPPLEMENTAL CASH  FLOW INFORMATION:
   Cash paid for interest                        $279,542        $280,478

   Non-cash financing activity:
   On  February  27, 1996, the minority interest in the  Marina  Venture
redeemed its partnership interest for a $225,000 mortgage        note on
the  property.   The  transaction resulted in a gain  on  redemption  of
minority interest of $39,981.  See footnote 4 for                 futher
information.

The accompanying notes are an integral part of these financial statements.

                                    6
(1)     Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 for Historic Preservation Properties 1990 L.P. Tax Credit Fund (HPP'90), as filed with the Securities and Exchange Commission.

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

         If such events were to happen whereby BHP II and/or HPP'90 could not consummate the above, HPP'90 could be dissolved resulting in adverse tax consequences to the limited partners.










                                     7
(3)     Investment in Real Estate

         During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

         Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into 128 residential units, 149 indoor parking spaces and a 38 room inn located at 1000 Fell Street, Baltimore, Maryland. The building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Notes 4 and 6). Contributions by HPP'90 to the Building Venture totaled $12,214,500, as of June 30, 1996.

         HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

         The renovation of the residential units was substantially complete and a certificate of occupancy was received on December 31, 1990. The Building Venture commenced lease-up in 1991 and has been fully operational since 1992. For the quarter ending June 30, 1996, the average economic occupancy for the residential units was approximately 94% and the average occupancy for the Inn was 79%.

         On February 27, 1996, the Building Venture purchased three condominium units and parking spaces (the Property) owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note
4).

         HPP'90's operations, principally accounting, asset management, investor services, and other general and administrative costs, are funded from distributions by the Building Venture. During the six months ending June 30, 1996, the Building Venture distributed $71,000 to HPP'90.

         Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a
1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500 (see Note 4). Contributions to the Marina Venture by HPP'90 totaled $253,476, as of June 30, 1996. The Marina Venture has operated a minimal number of slips since 1991 due to the significant repairs necessary to be fully operational. In the quarter ending June 30, 1996, contributions to the Marina Venture from HPP'90 totaled $6,257.

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

         As  discussed  in Note 4, on February 27, 1996, HPP'90,  HWDC  and
HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which HWFP, Inc. redeemed its 50% limited partnership interest in the Marina Venture in return for a $225,000 first mortgage note secured by the marina property. As a result of this redemption, HPP'90's limited partnership interest in the Marina Venture was increased to 98% and HWDC received a 1% limited partnership interest and maintained its 1% general partnership interest in the Marina Venture.

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





                                     9
(4)     Mortgages and Note Payable (Continued)

           In conjunction with issuing a purchase money note to the seller, the Building Venture entered into a contingent purchase price promissory note with the seller for $1,250,000. Payment on the note was contingent upon the cash flow generated from the future sale of apartment units in the Building Venture. The note was unsecured, bore no interest, and had no maturity date. As discussed below, the Building Venture paid off the contingent purchase price promissory note for $109,583 on February 27, 1996. This amount was recorded as an addition to the building basis in 1996.

           On February 27, 1996, HPP'90 obtained a $6,000,000 deed of trust note with a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,583 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $333,429. The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 commencing in April 1996. The note amortizes over a 20 year schedule and all remaining unpaid principal and interest is due in March 2006. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

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

         Approximate aggregate maturities of the deed of trust note and mortgage note for each of the next five years are as follows:

        Year Ending December 31, Amount

               1997              145,847
               1998              157,683
               1999              170,481
               2000              184,317
               2001              199,351

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

                                    10

(5)     Transactions With Related Parties and Commitments (Continued)

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

         During October 1994, HPP'90 and HMI agreed in principle to an agreement whereby the parties would settle their differences and put to rest all further controversy and avoid substantial expense of burdensome and protracted litigation. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108 which has been recorded during the fourth quarter of 1994 and which has been included in accrued expenses and other liabilities as of December 31, 1995 and June 30, 1996. The Settlement Payments required an initial payment of $36,000 that was paid on January 27, 1995 and monthly payments of $3,221 commencing in September 1995 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. As of June 30, 1996, unpaid settlement Payments included in accrued expenses and other liabilities totaled $202,900.

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



                                    11

(5)     Transactions With Related Parties and Commitments (Continued)

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

        On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The initial term of the agreement expires on June 30, 1997, and is automatically extended on a year to year basis unless terminated as provided for in the agreement. For the period January 1, 1996 to June 30, 1996, CMC received management fees of $19,200 and expense reimbursement totaling approximately $72,900.

(6)     Fair Value of Financial Investments

        The carrying amounts of cash, escrow deposits, accrued expenses and other liabilities, and security deposits approximate their fair values due to their short maturities. The fair value of the deed of trust note and
mortgage   payable  are   deemed  equal to  their  carrying  amounts.    All
financial instruments are held for non-trading purposes.





























                                    12
        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               JUNE 30,1996

                                (UNAUDITED)


   Liquidity and Capital Resources. HPP'90 terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of June 30, 1996, the Partnership had invested an aggregate of $12,467,976 in the Building and Marina Ventures. The rehabilitation of the Building Venture was intended to qualify for Rehabilitation Tax Credits.

    Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

    As of June 30, 1996, the Ventures and HPP'90 had unrestricted cash of $344,745. HPP'90's cash is used primarily to fund general and administrative expenses of operating the public fund. The Ventures' cash is used to fund operating expenses of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90. The short term liquidity of HPP'90 depends on the Building Venture's ability to make monthly distributions to HPP'90.

     Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by its lenders.

   Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

    Results of Operations. The Partnership incurred a net loss under generally accepted accounting principles of ($206,867) for the six months ended June 30, 1996, which includes depreciation and amortization of $283,783.

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

    The occupancy of the apartments has increased from previous years as a result of management's decision to enter into more traditional long term, annual leases. In addition, a market study of the competition was prepared, and the Building Ventures' monthly rental rates were adjusted to reflect where the actual rates should be for a property located in the Fells Point, Baltimore neighborhood. The average economic occupancy for the residential units was approximately 94% for the quarter ended June 30, 1996, which will be indicative of the expected occupancy levels in the future.

    The average occupancy for the Inn for the quarter ending June 30, 1996 was 79%. The Inn's increased occupancy, which has improved over prior years, was due in part to a direct competitor temporarily discontinuing operations for major renovations. The Building Venture has engaged a full time hospitality manager to generate new business from previously untapped markets. In addition, the hospitality market nationwide experienced an increase from previous years. Management is projecting 60% or greater average occupancy for the Inn for calendar year 1996 and is expecting occupancy for the Inn to fluctuate around that same level in future years, depending upon market conditions from year to year.

                                    13
        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                               JUNE 30, 1996

                                (UNAUDITED)


    The occupancy in both the Apartments and the Inn has shown a steady increase over the past three years. This increase is due primarily to the decision to go with more traditional long term leases and an aggressive marketing campaign which is administered onsite. The Apartments and the Inn should continue to operate at greater than 90% and 60%, respectively, in future years. The 1996 budget has been projected to indicate these levels.

    During 1994, HPP'90 entered into an agreement to make settlement payments to HMI totaling $271,108 which has been recorded in the fourth quarter of 1994. As of June 30, 1996, unpaid settlement Payments included in accrued expenses and other liabilities totaled $202,900.

          On February 27, 1996, HPP'90 obtained a $6,000,000 deed of trust note with a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,583 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $333,429. The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 commencing in April 1996. The note amortizes over a 20 year schedule and all remaining unpaid principal and interest is due in March 2006. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

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









                                    14
        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                               JUNE 30, 1996

                                (UNAUDITED)


    Inflation and Other Economic Factors. Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial deed of trust note. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.
































                                    15
        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                        PART II - OTHER INFORMATION

                               JUNE 30, 1996


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

                      HISTORIC PRESERVATION PROPERTIES 1990
                      L.P. TAX  CREDIT FUND

                      By: Boston Historic Partners II Limited Partnership General Partner

                           By:  BHP II Advisors Limited Partnership
                                General Partner

                                By:  Portfolio Advisory Services II, Inc.
                                     General Partner

Date:  August 14, 1996               By:    /s/Terrence P. Sullivan
                                          Terrence P. Sullivan,
                                          President

                                and


Date:  August 14, 1996               By:    /s/Terrence P. Sullivan
                                     Terrence P. Sullivan,
                                     General Partner


























                                    17