Form 10-K/A
period 1995-12-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1996-10-02
CIK 857004

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
(Mark One)

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



        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                       1995 FORM 10-K/A ANNUAL REPORT

                            TABLE OF CONTENTS

                                                                Sequential
                                                  Page No.       Page No.

PART I

   Item 1   Business                                K-3             4
   Item 2   Properties                              K-9             10
   Item 3   Legal Proceedings                       K-9             10
   Item 4   Submission of Matters
             to a Vote of Unit Holders              K-9             10

PART II

   Item 5   Market for Registrant's
             Units and Related Unit
             Holder Matters                         K-10            11
   Item 6   Selected Financial Data                 K-11            12
   Item 7   Management's Discussion and
             Analysis of Financial
             Condition and Results of
             Operations                             K-12            13
   Item 8   Financial Statements and
             Supplementary  Data                    K-15            16
Item 9      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure               K-15            16

PART III

   Item 10  Directors and Executive
             Officers of the Registrant             K-16            17
   Item 11  Executive Compensation                  K-17            18
   Item 12  Unit Ownership of Certain
             Beneficial Owners and
             Management                             K-17            18
   Item 13  Certain Relationships and
             Related Transactions                   K-18            19

PART IV

   Item 14  Exhibits, Financial Statement
             Schedules and Reports on
             Form 8-K                               K-19            20

SIGNATURES                                          K-26            27

SUPPLEMENTAL INFORMATION                            K-27            28


                   DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-K                                Document
into which Incorporated                      Incorporated by Reference
-----------------------                      -------------------------
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








                                K-1


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

Item 6.   Selected Financial Data.
-------   ------------------------

                                                        Periods Ended December 31,
                                       1995          1994           1993         1992           1991
                                   --------------------------------------------------------------------------
Revenues                           $ 2,769,347   $  2,501,562   $ 2,220,822    $ 2,256,736   $ 1,106,631

Net Loss before extraordinary
    gain                           $  (359,021)  $  (667,504)   $ (917,379)    $(2,009,440)  $(2,165,604)

Extraordinary Gain                 $         0   $         0    $        0     $ 1,075,000   $         0

Net Loss                           $  (359,021)  $  (667,504)   $ (917,379)    $(  934,440)  $(2,165,604)

Net Loss per units of Investor
 Limited Partnership Interest
 based on Unit outstanding:

Loss before extraordinary gain     $   (21.72)   $    (40.39)   $   (55.51)    $  (121.59)   $  (131.04)

Extraordinary gain                 $        0    $         0    $        0     $    65.05    $        0

Net Loss                           $   (21.72)   $    (40.39)   $   (55.51)    $   (56.54)   $  (131.04)

Total Assets as of December 31,    $15,483,025   $ 15,849,184   $16,276,877    $16,997,456   $18,843,454

Long Term Debt as of December 31,  $ 5,590,418   $  5,590,418   $ 5,350,000    $ 5,530,000   $ 6,537,500

Cash Distributions per weighted
          average Unit outstanding $         0   $          0   $         0    $         0   $         0

Rehabilitation Tax Credit per Unit $         0   $          0   $         0    $         0   $     26.60



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

          In recent years,    the occupancy of the apartments has increased
from   previous years as  a  result  of management's decision to enter into more traditional long term, annual, leases. The Apartments have achieved stabilized occupancy in 1995 and 1994 with occupancy rates of 94% and 93%,
respectively.  In  addition,   a  market  study  of  the  competition   was
prepared, and the Building Ventures' monthly rental rates were adjusted to reflect market rates for a property located in the Fells Point, Baltimore
neighborhood.   Management  is  projecting  economic  occupancy   for   the
Apartments to be approximately 93% for calendar year 1996 which will be indicative of the expected levels for future years.

           The average occupancy of the Inn increased from 47% in 1993 to 64% in 1994 to 74% in 1995. Also, the average daily rate from room rentals increased approximately 4% in 1994 and approximately 7% in 1995, respectively,
from  previous   years.   The  Building  Venture  made  a decision  in  the
third quarter of 1993 to hire a full time hospitality manager to generate new business from previously untapped markets. The increase in occupancy of  the  Inn  for  1995  was due in part to a major competitor  temporarily
discontinuing  operations  for major renovations.   That  major  competitor
reopened in early 1996. In addition, the hospitality market nationwide experienced an increase from previous years. Management is projecting Inn occupancy of 67% for calendar year 1996 and Inn occupancy in future years is expected to stay at the same level, depending upon market constraints.

           Certain expense items, including condominium assessments, real estate taxes, and depreciation which remained consistent throughout 1993, 1994, and 1995, are not variable expenses and are not effected by changes in
operational activity.    Payroll  services and  other  operating  expenses
experienced a reduction from 1993 to 1994 due  to  certain   efficiencies
implemented by the full time hospitality manager;  these   expense   items
increased from 1994 to 1995 primarily due to the increased activity of the Inn. Management fees were reduced in 1994 and 1995 as a direct result of the negotiated contract with the hospitality manager. The decrease from 1993 to
1994 and the increase from 1994 to 1995,   in  operating and administrative
expenses are due to the fees and other administrative expenses associated with engaging third party entities in 1993 and 1995 to perform asset management, accounting and investor services for HPP 1990.

           During 1994, HPP 1990 entered into an agreement to make settlement payments to HMI (see Item 1) totaling $271,108 which has been recorded in the fourth quarter of 1994 and included in accrued expenses and other liabilities at December 31, 1994. As of December 31, 1995, unpaid settlement payments included in accrued expenses and other liabilities totaled $222,224.

           The Building Venturer's $5,350,000 purchase money note was originally due on December 31, 1990. During 1991, the maturity date of the purchase money note was extended to December 31, 1992. During 1992, the fmaturity date of the purchase money note was extended to January 2, 1994. During 1993, the maturity date was extended to March 2, 1994. On April 15,

1994, the holder of the purchase money note (the Lender) extended the maturity date to December 31, 1995 and added $150,000 of extension fees and approximately two months of unpaid interest to the principal balance under the purchase money note. The lender also required the Building Venture to make monthly payments to a Tax Escrow account for the exclusive purpose of funding real estate tax payments by the required due date.

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



