Form 10-Q/A
period 1996-03-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1996-10-02
CIK 857004

10-Q/A  FOR THE PERIOD ENDING 3/31/96



                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q/A

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

                           FORM 10-Q/A

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













                                   2


          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                            CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                  ASSETS
                                                1996         1995
                                            (Unaudited)
INVESTMENT IN REAL ESTATE:
  Building and building improvements        $15,069,530   $14,736,101
  Land                                           97,034        97,034
  Furniture and equipment                       968,353       964,378
  Marina - land and improvements              1,312,809     1,352,790
                                           ------------   -----------
                                             17,447,726    17,150,303
     Less accumulated depreciation            2,708,714     2,573,713
                                           ------------   -----------
                                             14,739,012    14,576,590
  Reserve for realization of Marina
     land and improvements                     (845,672)     (845,672)
                                           ------------   -----------
                                             13,893,340    13,730,918

CASH                                            328,751       474,835
ESCROW DEPOSITS                                 124,109        54,270
DEFERRED EVALUATION AND ACQUISITION
  COSTS, net of accumulated amortization
     of $144,713 and $137,822 in 1996 and
          1995,      respectively                957,887      964,778
OTHER DEFERRED COSTS                             180,318       51,121
OTHER ASSETS                                      86,257      207,103
                                           -------------  -----------
                                             $15,570,662  $15,483,025
                                           =============  ===========

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Mortgages and note payable                  $6,225,000   $ 5,590,418
  Accrued expenses and other liabilities         458,585       402,064
  Security deposits                               94,715        86,716
                                           -------------   -----------
          Total liabilities                    6,778,300     6,079,198

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

MINORITY INTEREST                                       -      268,325
                                          ---------------  -----------
PARTNERS' EQUITY
  Limited Partners' Equity-Units of
     Investor Limited Partnership
     Interest, $1,000 stated value per
     unit-issued and outstanding
     units                                       8,846,799    9,186,508
  General Partner's equity (deficiency)            (54,437)     (51,006)
                                          ----------------  -----------
          Total partners' equity                 8,792,362    9,135,502
                                          ----------------  -----------
                                               $15,570,662  $15,483,025
                                          ================  ===========

     The accompanying notes are an integral part of these financial statements.

                                    3
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                1996         1995
                                            (Unaudited)   (Unaudited)
REVENUES:
  Rental and related income                 $   607,440   $   582,659
  Interest and other income                       2,729        38,244
                                            -----------   -----------

                                                610,169       620,903
                                            -----------   -----------
EXPENSES:
  Operating and administrative                   50,101        17,022
  Property operating expenses                   462,669       383,223
  Professional fees                              15,046        21,908
  Depreciation and amortization                 141,892       142,508
                                            -----------   -----------
                                                669,708       564,661
                                            -----------   -----------
  Income (loss) from operations                 (59,539)       56,242

OTHER EXPENSES:
  Interest expense                             (177,362)     (140,639)
  Contingency note payable settlement          (109,583)             -

MINORITY INTEREST IN LOSS ON MARINA VENTURE       3,344        10,756
                                            -----------   -----------

NET  LOSS                                  $   (343,140)  $   (73,641)
                                            -----------   -----------
NET LOSS ALLOCATED TO GENERAL PARTNER      $     (3,431)  $      (736)
                                            -----------   -----------
NET LOSS ALLOCATED TO LIMITED PARTNERS     $   (339,709)  $   (72,905)
                                            -----------   -----------
NET LOSS PER UNIT OF INVESTOR LIMITED
  PARTNERSHIP INTEREST, BASED ON 16,361
  UNITS OUTSTANDING                        $     (20.76)  $     (4.46)
                                            -----------   -----------












     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND

                    THE YEAR ENDED DECEMBER 31, 1995



                          Units of
                          Investor          Investor
                          Limited           Limited        General
                          Partnership       Partners'     Partner's
                          Interest           Equity        (Deficiency)      Total

BALANCE, Dec 31, 1994      16,361        $  9,541,939      $  (47,416)     $ 9,494,523

    Net  loss                   -            (355,431)         (3,590)        (359,021)
                           ------        ------------      ----------      -----------
BALANCE,  Dec 31, 1995     16,361           9,186,508         (51,006)       9,135,502

    Net loss (Unaudited)        -            (339,709)         (3,431)        (343,140)
                           ------        ------------      ----------      -----------
BALANCE, March 31, 1996
    (Unaudited)            16,361        $  8,846,799      $  (54,437)     $ 8,792,362
                           ------        ------------      ----------      -----------

















     The accompanying notes are an integral part of these financial statements.

                                    5
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                              (UNAUDITED)

                                            1996          1995
                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net   loss                          $  (343,140)        $(73,641)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization             141,892          142,508
  Minority  interest  in  loss  on   Marina
  Venture                                    (3,344)         (10,756)
  Increase (decrease) in accrued expenses
    and other liabilities                    64,520           (1,029)
  Increase in escrow deposits               (69,839)        ( 28,894)
  Decrease (increase) in other assets       120,846          (29,442)
                                        -----------       ----------
  Net cash used in operating activities     (89,065)          (1,254)
                                        -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture and equipment         (3,975)          (3,826)
 Additions to building and improvements    (333,429)          (1,310)
                                        -----------       ----------
   Net cash used in investing activities   (337,404)          (5,136)
                                        -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from refinancing              6,000,000                -
   Payment of mortgage payable           (5,590,418)               -
   Additions to deferred costs             (129,197)               -
                                        -----------       ----------
 Net  cash provided by financing
   activities                               280,385                -
                                        -----------       ----------

NET DECREASE IN CASH                       (146,084)          (6,390)

CASH, BEGINNING OF PERIOD                   474,835          505,501
                                        -----------       ----------
CASH, END OF PERIOD                        $328,751         $499,111
                                        -----------       ----------
SUPPLEMENTAL CASH  FLOW INFORMATION:
   Cash paid for interest                  $157,649         $140,639
                                        -----------       ----------
   Non-cash financing activity:

   On February 27, 1996, the minority interest holder redeemed its share of interest for $225,000. The transaction resulted in a $39,981 reduction of basis in the marina property.

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

         Under the Second Amended and Restated Agreements of Limited Partnership dated February 1, 1991 of Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P., Henderson's Wharf Development Corporation (HWDC), a Delaware corporation wholly owned by HPP'90, was admitted as a general partner of the Ventures (HPP'90 and HWDC are collectively  referred  to as the "Henderson's General  Partners"),  and
Hillcrest Management, Inc. (HMI), a Massachusetts corporation, was admitted as the Limited Partner of the Ventures and became a minority interest holder in the Ventures. On August 1, 1991, the Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. was amended. The amendment provided for the withdrawal by HPP'90 as a general partner and the admittance of HPP'90 as a limited
partner.   Consequently, HWDC became the sole general partner in the
Marina Venture.







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

        Based on management's analysis completed during the fourth quarter of 1992 which considered the fair market value of marina land and improvements determined by independent appraisal and priority distribution of proceeds from capital transactions as provided for in the Marina Venture's
Third    Amended    and   Restated  Agreement  of Limited Partnership, the
Partnership reserved $845,672 against its investment in the marina land and
improvements  as  of  December 31, 1992.    At March 31, 1996,   management
estimates that future cash flows from the marina exceed the carrying amount of the property and no further reserve is deemed necessary.

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

    Operating and administrative expenses increased for the three months ending March 31, 1996, as compared to the same period in 1995 due to the engagement of an independent third party entity to perform accounting, asset management and investor services for HPP'90. Property operating expense increased from the first quarter of 1996 to that of 1995 due to the increased operational activity and significant increase to utility expenses. The increase in interest expense from the first quarter 1996 to that of 1995 is a direct result of the additional interest expense paid at refinancing.

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