Form 10-Q/A
period 1996-06-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1996-10-02
CIK 857004

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

                       CONSOLIDATED BALANCE SHEETS

                   JUNE 30, 1996 AND DECEMBER 31, 1995

                                 ASSETS
                                                1996         1995
                                            (Unaudited)
INVESTMENT IN REAL ESTATE:
  Building and building improvements        $15,179,113   $14,736,101
  Land                                           97,034        97,034
  Furniture and equipment                       975,287       964,378
  Marina - land and improvements              1,312,809     1,352,790

                                             17,564,243    17,150,303

     Less accumulated depreciation            2,843,714     2,573,713

                                             14,720,529    14,576,590
  Reserve for realization of Marina
     land and improvements                     (845,672)     (845,672)

                                             13,874,857    13,730,918

CASH                                            438,136       474,835
ESCROW DEPOSITS                                 190,783        54,270
DEFERRED EVALUATION AND ACQUISITION
  COSTS, net of accumulated amortization
     (1995,    $151,604;    1996,   $137,822)   950,996       964,778
OTHER DEFERRED COSTS                            194,287        51,121
OTHER ASSETS                                     19,036       207,103

                                            $15,668,095   $15,483,025


                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Mortgages and note payable                 $6,191,611    $ 5,590,418
  Accrued expenses and other liabilities        495,513        402,064
  Security deposits                              92,317         86,716

          Total liabilities                   6,779,441      6,079,198

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

MINORITY  INTEREST                                    -        268,325

PARTNERS' EQUITY
  Limited Partners' Equity-Units of
     Investor Limited Partnership
     Interest, $1,000 stated value per
     unit-issued and outstanding -
     16,361 units                              8,942,129     9,186,508

  General Partner's equity (deficiency)          (53,475)      (51,006)

          Total partners' equity               8,888,654     9,135,502

                                             $15,668,095   $15,483,025


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


                                    3
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
           AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              (UNAUDITED)

                                                Three Months             Six Months
                                               Ended June 30,          Ended June 30,
                                          1996           1995          1996           1995
REVENUES:
  Rental and related  income       $     770,937     $ 691,087  $    1,378,377   $1,273,746
  Interest and other income               27,893        53,697          30,622       91,941

                                         798,830       744,784       1,408,999    1,365,687

EXPENSES:
  Operating and administrative            79,268        20,719         129,369       37,741
  Property operating expenses            433,876       476,060         896,545      859,283
  Professional fees                       35,106        22,243          50,152       44,151
  Depreciation and  amortization         141,891       141,909         283,783      284,417

                                         690,141       660,931       1,359,849    1,225,592

  Income from  operations                108,689        83,853          49,150      140,095


OTHER EXPENSE:
  Interest Expense                      (121,980)     (139,839)       (299,342)    (280,478)


MINORITY INTEREST IN  LOSS
  ON MARINA VENTURE                            -        10,722           3,344       21,478

NET LOSS                            $    (13,291) $    (45,264)  $    (246,848)   $(118,905)

NET LOSS ALLOCATED TO
  GENERAL PARTNER                   $        (13) $       (453)  $      (2,469)   $  (1,189)

NET LOSS ALLOCATED TO
  LIMITED PARTNERS                  $    (13,278) $    (44,811)  $    (244,379)   $(117,716)

NET LOSS PER UNIT OF
  INVESTOR LIMITED
  PARTNERSHIP INTEREST,
  BASED ON 16,361 UNITS
    OUTSTANDING                     $        (.81) $     (2.74)  $      (14.94)   $   (7.19)

     The accompanying notes are an integral part of these financial statements.

                                    4
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND

                    THE YEAR ENDED DECEMBER 31, 1995


                          Units of
                          Investor          Investor
                          Limited           Limited       General
                          Partnership       Partners'     Partner's
                           Interest           Equity      (Deficiency)     Total

BALANCE, Dec 31, 1994        16,361     $  9,541,939      $  (47,416)   $ 9,494,523

    Net  loss                     -         (355,431)         (3,590)      (359,021)

BALANCE,  Dec 31, 1995       16,361        9,186,508         (51,006)     9,135,502

     Net loss (Unaudited)         -         (244,379)         (2,469)      (246,848)

BALANCE, June 30, 1996
    (Unaudited)              16,361     $  8,942,129      $  (53,475)  $  8,888,654

















     The accompanying notes are an integral part of these financial statements.

                                    5
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                               (UNAUDITED)


                                                  1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net   loss                                  $(246,848)      $(118,905)
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                   283,783         284,417
    Minority  interest  in  loss  on
    Marina  Venture                                (3,344)        (21,478)
  Increase in accrued expenses  and
    other liabilities                              99,050          84,368
  Increase in escrow deposits                    (136,513)       ( 48,515)
  Decrease (increase) in other assets             188,067        (111,360)
         Net cash provided by operating
          activities                              184,195          68,527

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture and equipment              (10,909)         (3,826)
 Additions to building and improvements          (443,012)         (1,310)

 Net cash used in investing activities           (453,921)         (5,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds       from      refinancing           6,000,000               -
 Payment     of     mortgage     payable       (5,590,418)              -
 Principal payments of mortgage  payable          (33,389)              -
 Additions to deferred costs                     (143,166)              -

         Net  cash provided by financing
               activities                         233,027               -

NET INCREASE (DECREASE) IN CASH                   (36,699)         63,391

CASH, BEGINNING OF PERIOD                         474,835         505,501

CASH, END OF PERIOD                              $438,136        $568,892

SUPPLEMENTAL CASH  FLOW INFORMATION:
   Cash paid for interest                        $279,542        $280,478

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

         Based on management's analysis completed during the fourth quarter of 1992, which considered the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the
Marina Venture's Third   Amended   and  Restated  Agreement  of  Limited
Partnership,   the Partnership   reserved $845,672 against its investment in
the marina land and improvements as of December 31, 1992. At June 30, 1996, management estimates that the future cash flows from the marina exceed the carrying amount of the property so that no further reserve is deemed necessary.

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

    Rental and related income increased for the three and six months ended June 30, 1996 as compared to the same periods in 1995, primarily due to increases in rental rates at the Inn and the Apartments. There was no significant changes in occupancy for the Inn and the Apartments through the second quarter of 1996 as compared to that of 1995. Operating and administrative expenses for the three and six months ended June 30, 1996 increased in comparison to the same period in 1995 due to additional fees and other administrative expenses associated with the engagement of an independent third party to perform asset management, accounting and investor services for HPP'90. Interest expense for the six months ending June 30, 1996 has increased from the same period in 1995 due to additional interest expense paid at the refinancing. However, for the three months ending June 30, 1996, interest expense has decreased from the same period in 1995 due to the fact that the new loan has a lower interest rate and is amortizing over a 20 year schedule.

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