Form 10-Q
period 1996-09-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1996-11-14
CIK 857004

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the quarter ended    September  30, 1996
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

                            FORM 10-Q

                       SEPTEMBER 30, 1996

                        TABLE OF CONTENTS




                                                            Page


PART  I  -  FINANCIAL INFORMATION

        Financial Statements

          Consolidated Balance Sheets                         3

          Consolidated Statements of Operations               4

          Consolidated Statements of Partners' Equity
                                         (Deficiency)         5

          Consolidated Statements of Cash Flows               6

          Notes to Consolidated Financial Statements       7-12

          Management's Discussion and Analysis of
           Financial Condition     and    Results
           of     Operations                              13-15


PART II-  OTHER  INFORMATION                              16

         Signatures                                       17











       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                       CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                 ASSETS
                                                1996         1995
                                            (Unaudited)
INVESTMENTS IN REAL ESTATE:
  Building and building improvements        $15,179,113   $14,736,101
  Land                                           97,034        97,034
  Furniture and equipment                       983,490       964,378
  Marina - land and improvements              1,334,308     1,352,790
                                             17,593,945    17,150,303
     Less accumulated depreciation            2,978,715     2,573,713
                                             14,615,230    14,576,590
  Reserve for realization of Marina land
     and improvements                          (845,672)     (845,672)
                                             13,769,558    13,730,918

CASH                                            459,248       474,835
ESCROW DEPOSITS                                  29,490        54,270
DEFERRED EVALUATION AND ACQUISITION
  COSTS, net of accumulated amortization
   (1996,   $158,495;  1995,   $137,822)        944,105       964,778
OTHER DEFERRED COSTS, net of accumulated
  amortization  (1996, $11,274)                 183,013        51,121
OTHER ASSETS                                    140,889       207,103
                                            $15,526,303   $15,483,025

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Mortgages and note payable                 $6,157,752   $ 5,590,418
  Accrued expenses and other liabilities        336,077       402,064
  Security deposits                              92,776        86,716
          Total liabilities                   6,586,605     6,079,198

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

MINORITY   INTEREST                                   -       268,325

PARTNERS' EQUITY
  Limited Partners' Equity
     Units of Investor Limited Partnership
      Interest
     $1,000 stated value per unit
     Issued and outstanding -16,361 units     8,992,662     9,186,508
  General Partner's equity (deficiency)         (52,964)      (51,006)
          Total partners' equity              8,939,698     9,135,502
                                            $15,526,303   $15,483,025




     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
        AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                              (UNAUDITED)

                                 Three Months                Nine Months
                              Ended September 30           Ended September 30,

                                1996         1995            1996       1995
REVENUES:
  Rental and related  income  $  785,123   $ 725,341    $ 2,163,500  $ 1,999,087
  Interest and other income        8,995      37,390         39,617      129,331

                                 794,118     762,731      2,203,117    2,128,418

EXPENSES:
  Operating and administrative    28,323      36,744        157,692       74,485
  Property operating expenses    430,565     544,912      1,327,110    1,404,195
  Professional fees                9,650      27,058         59,802       71,209
  Deprec and  amortization       153,166     141,907        436,949      426,324

                                 621,704     750,621      1,981,553    1,976,213

 Income from  operations         172,414      12,110        221,564      152,205


OTHER EXPENSE:
 Interest Expense              (121,370)   (140,805)      (420,712)    (421,283)

MINORITY INTEREST IN  LOSS
  ON MARINA VENTURE                  -       8,968           3,344       30,446

NET INCOME (LOSS)          $    51,044  $ (119,727)    $  (195,804)  $ (238,632)

NET INCOME (LOSS)
  ALLOCATED TO
  GENERAL PARTNER             $    511  $   (1,197)    $    (1,958)  $   (2,386)

NET INCOME (LOSS)
  ALLOCATED TO
  LIMITED PARTNERS         $     50,533   $(118,530)   $  (193,846)  $ (236,246)

NET INCOME (LOSS) PER UNIT
   OF INVESTOR LIMITED
  PARTNERSHIP INTEREST,
  BASED ON 16,361 UNITS
    OUTSTANDING            $       3.09   $  (7.25)    $    (11.85)  $   (14.44)


     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                  AND THE YEAR ENDED DECEMBER 31, 1995



                             Units of
                             Investor        Investor
                             Limited         Limited        General
                             Partnership     Partners'     Partner's
                             Interest        Equity       (Deficiency)    Total

BALANCE, December 31, 1994      16,361   $  9,541,939    $  (47,416)   $9,494,523

    Net  loss                        -       (355,431)       (3,590)     (359,021)

BALANCE, December 31, 1995      16,361       9,186,508      (51,006)    9,135,502

    Net loss    (Unaudited)          -        (193,846)      (1,958)     (195,804)

BALANCE, September 30, 1996
    (Unaudited)                 16,361    $  8,992,662   $  (52,964)  $ 8,939,698


















     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                               (UNAUDITED)


                                            1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net   loss                          $  (195,804)    $(238,632)
 Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization             436,949       426,324
    Minority  interest
     in  loss  on   Marina  Venture          (3,344)      (30,446)
  Increase (decrease) in accrued expenses
     and  other liabilities                 (59,927)       18,211
  Decrease in escrow deposits                24,780        38,509
  Decrease (increase) in other assets        66,214      (120,435)
     Net cash provided by operating
           activities                       268,868        93,531

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment       (19,112)       (3,826)
  Additions to building and improvements   (443,012)       (1,310)
  Additions to marina land and improvements (21,499)            -
  Net cash used in investing activities    (483,623)       (5,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds       from      refinancing    6,000,000             -
  Payment  of  mortgage  payable         (5,590,418)            -
  Principal payments of mortgage payable    (67,248)            -
  Additions to deferred costs              (143,166)            -
       Net  cash provided by financing
         activities                         199,168             -

NET INCREASE (DECREASE) IN CASH             (15,587)       88,395

CASH, BEGINNING OF PERIOD                   474,835       505,501

CASH, END OF PERIOD                        $459,248      $593,896

SUPPLEMENTAL CASH  FLOW INFORMATION:
   Cash paid for interest                  $400,824      $421,020

   Non-cash financing activity:
   On February 27, 1996, the minority interest in the Marina Venture redeemed its partnership interest for a $225,000 mortgage note on the property. The transaction resulted in a $39,981 reduction of basis in the marina property. See footnote 4 for further information.

The accompanying notes are an integral part of these financial statements.

(1)     Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 for Historic Preservation Properties 1990 L.P. Tax Credit Fund (HPP'90), as filed with the Securities and Exchange Commission.

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





(3)     Investment in Real Estate

         During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

         Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into 125 residential units, 149 indoor parking spaces and a 38 room inn located at 1000 Fell Street, Baltimore, Maryland. As discussed below, in 1996 the Building Venture purchased three condominium units and three parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable. The building contains a total of 137 residential units, 9 of which are currently owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500, as of September 30, 1996.

         HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

         The renovation of the residential units was substantially complete and a certificate of occupancy was received on December 31, 1990. The Building Venture commenced lease-up in 1991 and has been fully operational since 1992. For the quarter ending September 30, 1996, the average economic occupancy for the residential units was approximately 96% and the average occupancy for the Inn was 81%.

         On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4).

         HPP'90's operations, principally accounting, asset management, investor services, and other general and administrative costs, are funded from distributions by the Building Venture. During the nine months ending September 30, 1996, the Building Venture distributed $137,000 to HPP'90.

         Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a
1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500 (see Note 4). Contributions to the Marina Venture by HPP'90 totaled $247,219, as of September 30, 1996.

         The Marina Venture had operated a minimal number of slips since 1991 due to the significant repairs necessary to be fully operational. During the quarter ending September 30, 1996, the Marina Venture added $21,499 of utility, safety and other improvements, and increased the number of fully operational slips to 118. Substantial repairs are still needed to bring the entire marina to full operation.

         The Building Venture and the Marina Venture are collectively referred to as "the Ventures."







(3)     Investment in Real Estate (Continued)

         Under the Second Amended and Restated Agreements of Limited Partnership dated February 1, 1991 of Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P., Henderson's Wharf Development Corporation
(HWDC), a Delaware corporation wholly owned by HPP'90, was admitted as a general partner of the Venture, and Hillcrest Management, Inc. (HMI), a Massachusetts corporation, was admitted as the Limited Partner of the Ventures and became a minority interest holder in the Ventures. On August 1, 1991, the Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. was amended. The amendment provided for the withdrawal by HPP'90 as a general partner and the admittance of HPP'90 as a limited partner. Consequently, HWDC became the sole general partner in the Marina Venture.

         HPP'90 and HWDC are collectively referred to as the "Henderson's General Partners."

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

         Based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership has reserved $845,672 against its investment in the marina land and improvements as of December 31, 1992. At September 30, 1996, management estimates that the future cash flows from the marina exceed the carrying amount of the property, therefore, no further reserve is deemed necessary.

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

         Generally, allocations of net profits and losses as well as cash flow of the Building Venture are allocated 99% to HPP'90 and 1% to HWDC. Generally, allocations of net profits and loss, as well as cash flow of the Marina Venture are allocated 98% to HPP'90 and 2% to HWDC. The overall management and control of the operating and financial policies of the Ventures is solely vested in Henderson's General Partners.







(4)     Mortgages and Note Payable

         The Building Venture financed $6,350,000 of the purchase price of the property by issuing a purchase money note to the seller, HWFP (also referred to as "the Lender"). HPP'90 paid $1,000,000 of principal under this note in December 1990, reducing the balance to $5,350,000 at December 31, 1990. During 1992, the maturity date of the note was extended until January 2, 1994. In consideration for extending the maturity date of the note, the Building Venture was required to pay $150,000 to the Lender on the earlier of January 2, 1994 or a refinancing of the purchase money note. The Building Venture negotiated three extensions in 1994. In April 1994, the Lender extended the maturity date on the note until December 31, 1995 and added the $150,000 extension fee to the outstanding principal balance of the note along with unpaid interest totaling $90,418. Interest was due monthly on the new principal balance of the note of $5,590,418 at the annual rate of 10%. In addition, the Lender required the Building Venture to fund a real estate tax escrow account on a monthly basis. The note was secured by the property, rents and assignment of leases.

         In conjunction with issuing a purchase money note to the seller during the acquisition of the property, the Building Venture entered into a contingent purchase price promissory note with the seller for $1,250,000. Payment on the note was contingent upon the cash flow generated from the future sale of apartment units in the Building Venture. The note was unsecured, bore no interest, and had no maturity date. As discussed below, the Building Venture paid off the contingent purchase price promissory note for $109,583 on February 27, 1996. This amount was recorded as an addition to the building basis in 1996.

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

         The Consulting Agreement, which expired on December 31, 1991, required the Building Venture to pay HMI a $15,000 refinancing fee upon the closing of any significant refinancing of the Building Venture's then existing financing. The Consulting Agreement also required the Building Venture and the Marina Venture to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of each respective property to an unaffiliated third party buyer. These commitments survive the December 31, 1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI (see below). The Building Venture paid the $15,000 refinancing fee to HMI in March 1996 as a result of refinancing its purchase price promissory note as discussed in Note 4.

         On January 1, 1992, the Marina Venture entered into a long term Property Management Agreement with HMI. The agreement provided for payment of management fees to HMI equal to 9% of the Gross Operating Revenues, as defined in the agreement.

          As mentioned above, effective July 31, 1993, the Ventures terminated their respective Management Agreements and Inn Lease (the
Contracts) with HMI. As of December 31, 1993, HPP'90 had not reached an agreement with HMI as to whether any additional payments were due under the Contracts as a result of the termination. Consequently, HPP'90 was unable to reasonably estimate amounts due to HMI, if any, and no liability was recorded as of December 31, 1993.

         During October 1994, HPP'90 and HMI agreed in principle to an agreement whereby the parties would settle their differences and put to rest all further controversy and avoid substantial expense of burdensome and protracted litigation. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108 which has been recorded during the fourth quarter of 1994 and which has been included in accrued expenses and other liabilities as of December 31, 1995 and September 30, 1996. The Settlement Payments required an initial payment of $36,000 that was paid on January 27, 1995 and monthly payments of $3,221 commencing in September 1995 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. As of September 30, 1996, unpaid settlement Payments included in accrued expenses and other liabilities totaled $193,238.






(5)     Transactions With Related Parties and Commitments (Continued)

          On August 23, 1993, the Ventures hired McKenna Management Associates, Inc. (McKenna) as the independent onsite property management company. The management agreement with McKenna originally expired in August 1995 and was extended until October 31, 1995. The agreement required the payment of $9,000 per month for the first year and $7,650 per month for the second year from the Ventures.

         On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provide for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expire on June 30, 1997, and are automatically extended on an annual basis unless otherwise terminated as provided for in the agreements. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartment, inn and marina operations through December 31, 1995.

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

        On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The initial term of the agreement expires on June 30, 1997, and is automatically extended on an annual basis unless terminated as provided for in the agreement. For the period January 1, 1996 to September 30, 1996, CMC received management fees of $28,800 and expense reimbursement totaling approximately $102,900.

(6)     Fair Value of Financial Investments

        The carrying amounts of cash, escrow deposits, accrued expenses and other liabilities, and security deposits approximate their fair values due to their short maturities. The fair values of the deed of trust note and mortgage payable are deemed equal to their carrying amounts. All financial instruments are held for non-trading purposes.















        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SEPTEMBER 30,1996

                                (UNAUDITED)


   Liquidity and Capital Resources. HPP'90 terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of September 30, 1996, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures. The rehabilitation of the Building Venture was intended to qualify for Rehabilitation Tax Credits.

    Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

    As of September 30, 1996, the Ventures and HPP'90 had cash of $459,248 including security deposits of $93,798. HPP'90's cash is used primarily to fund general and administrative expenses of operating the public fund. The Ventures' cash is used to fund operating expenses of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90. The short term liquidity of HPP'90 depends on the Building Venture's ability to make monthly distributions to HPP'90.

     Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by its lenders.

   Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

    Results of Operations. The Partnership incurred a net loss under generally accepted accounting principles of ($195,804) for the nine months ended September 30, 1996, which includes depreciation and amortization of $436,949.

    The Building Venture has been fully operational during the entire year. The Marina Venture had operated on a minimal number of its 256 slips since 1991 due to significant repairs necessary to be fully operational. During the quarter ending September 30, 1996, the Marina Venture added $21,499 of utility, safety and other improvements and increased the number of fully operational slips to 118. Substantial repairs are still needed to bring the entire marina to full operation. The results of the Partnership's operations in future years should be comparable to 1995 numbers provided the Ventures are able to maintain greater than 90% average annual occupancy in the Apartments and 66% average annual occupancy in the Inn. Expense levels should increase with the rate of inflation but, it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.

    The occupancy of the apartments has increased from previous years as a result of management's decision to enter into more traditional long term, annual leases. In addition, a market study of the competition was prepared, and the Building Ventures' monthly rental rates were adjusted to reflect what the actual rates should be for a property located in the Fells Point, Baltimore neighborhood. The average economic occupancy for the residential units was approximately 96% for the quarter ended September 30, 1996.






        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                            SEPTEMBER 30, 1996

                                (UNAUDITED)


    The average occupancy for the Inn for the quarter ending September 30, 1996 was 81%. The Inn's increased occupancy, which has improved over prior years, was due in part to a direct competitor temporarily discontinuing operations for major renovations. The Building Venture has engaged a full time hospitality manager to generate new business from previously untapped markets. In addition, the hospitality market nationwide experienced an increase from previous years. Management is projecting 66% or greater average occupancy for the Inn for calendar year 1996 and is expecting occupancy for the Inn to fluctuate around that same level in future years, depending upon market conditions from year to year.

    Rental and related income increased for the three and nine months ended September 30, 1996 as compared to the same periods in 1995, primarily due to increases in rental rates at the Inn and the Apartments. There was no significant changes in occupancy for the Inn and the Apartments through the third quarter of 1996 as compared to that of 1995. Operating and administrative expenses for the nine months ended September 30, 1996 increased in comparison to the same period in 1995 due to additional fees and other administrative expenses associated with the engagement of an independent third party to perform asset management, accounting and investor services for HPP'90. For the three months ending September 30, 1996, interest expense has decreased from the same period in 1995 due to the lower interest rates and amortization of the deed of trust note and mortgage payable.

    During 1994, HPP'90 entered into an agreement to make settlement payments to HMI totaling $271,108 which has been recorded in the fourth quarter of 1994. As of September 30, 1996, unpaid settlement Payments included in accrued expenses and other liabilities totaled $193,238.

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

   On February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which HWFP, Inc. redeemed its 50% limited partnership interest in the Marina Venture in return for a $225,000 first mortgage note secured by the marina property. The note bears interest at 7.50%, matures in March 2006, and requires monthly principal and interest payments in the amount of $2,086 commencing April 1996. As a result of the redemption of HWFP's interest, HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC received a 1% limited partnership interest and maintained its 1% general partnership interest in the Marina Venture. The transaction also resulted in a $39,981 reduction of basis in the marina property



        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                            SEPTEMBER 30, 1996

                                (UNAUDITED)


    Although recent improvements have increased the number of operating slips, the Marina Venture requires substantial rehabilitation for the entire marina to become fully operational. After evaluating the marina over the past few years, the Marina Venture determined that it was in its best interest to restructure the Marina Venture before proceeding with the significant development of the marina.

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

                            SEPTEMBER 30, 1996


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

                      HISTORIC PRESERVATION PROPERTIES 1990
                      L.P. TAX  CREDIT FUND

                      By: Boston Historic Partners II Limited Partnership General Partner

                           By:  BHP II Advisors Limited Partnership
                                General Partner

                                By:  Portfolio Advisory Services II, Inc.
                                     General Partner

Date:  November 14, 1996        By:    /s/Terrence P. Sullivan
                                          Terrence P. Sullivan,
                                          President

                                and


Date:  November 14, 1996        By:    /s/Terrence P. Sullivan
                                          Terrence P. Sullivan,
                                          General Partner



