Form 10-K
period 1996-12-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1997-04-04
CIK 857004

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended          December 31, 1996

[ ]  Transition  Report  Pursuant to Section 13 or 15(d)  of  the
     Securities Exchange Act of 1934 [Fee Required]
     For the transition period from                     to

Commission file Number     33-31778

      Historic Preservation Properties 1990 L.P. Tax Credit Fund
         (Exact name of registrant as specified in its charter)

          Delaware                                     04-3066191
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation  or organization)              Identification No.)

     Batterymarch Park II, Quincy, MA 02169
                (Address of principal executive offices)

Registrant's telephone number, including area code     617-472-1000


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                      1996 FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS


                                                                   Sequential
                                                  Page No.          Page No.

PART I

   Item 1   Business                                K-3                 4
   Item 2   Properties                              K-8                 9
   Item 3   Legal Proceedings                       K-8                 9
   Item 4   Submission of Matters
             to a Vote of Unit Holders              K-8                 9
PART II
   Item 5   Market for Registrant's
             Units and Related Unit
             Holder Matters                         K-9                10
   Item 6   Selected Financial Data                 K-10               11
   Item 7   Management's Discussion and
             Analysis of Financial
             Condition and Results of
             Operations                             K-11               12
   Item 8   Financial Statements and
             Supplementary  Data                    K-14               15
   Item 9   Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure               K-14               15

PART III

   Item 10  Director and Executive
             Officer of the Registrant              K-15               16
   Item 11  Executive Compensation                  K-16               17
   Item 12  Unit Ownership of Certain
             Beneficial Owners and
             Management                             K-16               17
   Item 13  Certain Relationships and
             Related Transactions                   K-17               18

PART IV

   Item 14  Exhibits, Financial Statement
             Schedules and Reports on
             Form 8-K                               K-18               19

SIGNATURES                                          K-26               27
SUPPLEMENTAL INFORMATION                            K-27               28

                  DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-K                   Document
into which Incorporated                 Incorporated by Reference

I                                       Prospectus of the Registrant
                                        dated March 30, 1990 (the
                                        "Prospectus").

                                        Supplement No. 1 to the
                                        Prospectus dated August 1,
                                        1990.

                                        Supplement No. 2 to the
                                        Prospectus dated December 3,
                                        1990.

III                                     The Prospectus.

                                PART I
Item 1.   Business.

           Historic Preservation Properties 1990 L.P. Tax Credit Fund (the Partnership or HPP'90), a Delaware limited partnership, was organized under the Delaware Revised Uniform Limited Partnership Act on October 4, 1989 for the purpose of investing in a portfolio of real properties which qualify for rehabilitation tax credits (Rehabilitation Tax Credits)
afforded by Section 47 of the Internal Revenue Code of 1986, as amended (the Code), and rehabilitating such properties (or acquiring such properties in the process of rehabilitation and completing such rehabilitation) in a manner intended to render the cost of such rehabilitation eligible for classification as "Qualified Rehabilitation Expenditures", as such term is defined in the Code, and thus eligible
for  Rehabilitation Tax Credits.   The  Partnership  was initially
capitalized with contributions of $100 from its general partner and $100 from each of three initial limited partners. On October 26, 1989, the Partnership filed a Registration Statement on Form S-11, File Number 33-31778 (the Registration Statement), with the Securities and Exchange Commission (the Commission) with respect to the public offering of units of limited partnership interest (Units) in the Partnership. The Registration Statement, covering the offering of up to 50,000 Units at a purchase price of $1,000 per Unit (an aggregate of $50,000,000), was declared effective on March 30, 1990. The offering of Units terminated on December 31, 1990, at which time the Partnership had received gross offering proceeds of $16,361,000 from 1,391 investors.

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

           Effective October 1, 1995, the Partnership engaged Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation to perform accounting, asset management and investor services for an annual fee of $38,400 and reimbursement of all operating expenses of providing such services. The contract expires June 30, 1997 and is automatically renewed on a yearly basis unless otherwise terminated as provided for in the agreement.

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

           During  1990, the Partnership acquired interests in the
following real estate, collectively referred to as the "Ventures". The Partnership's purchase of the Ventures was made on substantially the same terms described in Supplement No. 1 to the Prospectus dated August 1, 1990 (Supplement No. 1) and Supplement No. 2 to the Prospectus dated December 3,
1990 (Supplement No. 2).   Both  Supplement No. 1 and Supplement No. 2 are
incorporated herein by this reference.  Supplement No. 1 and Supplement
No. 2 were filed pursuant to Rule  424(b)  on August 14, 1990 and December
4, 1990, respectively.   As  of December  31, 1996, 100% of the limited
partners' capital contributions (net of selling commissions, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments:

           Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land located at 1000 Fell Street, Baltimore, Maryland and to rehabilitate the building into residential units, 149 indoor parking spaces and a 38 room inn. The building contains 137 residential units as of December 31, 1996, 128 of which are owned by the Building Venture and 9 of which are owned by unrelated parties.

           The building has been renovated and certain of the related renovation costs have qualified for Rehabilitation Tax Credits. The Building Venture purchased the building for $6,812,500 which included seller financing of $6,350,000.

          On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 which commenced in April 1996. The deed of trust note amortizes over a 20 year schedule and all remaining unpaid principal and interest is due in March 2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

           This transaction released approximately $1,057,000 of suspended Rehabilitation Tax Credits to the Partnership from the Building
Venture  in 1996.   These  credits  had  been suspended due to  the  fact
that original financing was seller provided. No Rehabilitation Tax Credits have been allocated to the Partnership in 1995 and 1994 from the Building Venture.

           The Building Venture was placed in service in December 1990 and commenced lease-up in January 1991 and currently is fully operational. As of December 31, 1996, approximately 95% of the apartment units have been leased. The inn was opened in May 1991 and is also fully operational. The average occupancy for the inn in 1996 and 1995 was 71% and 74%, respectively.

           The Partnership may invest in other real estate ventures as set forth on pages 28-36 of the Prospectus (which pages are hereby incorporated by this reference) upon the remaining lease-up and refinancing of this property.

           Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a 1.92 acre parcel of land together with a 256-slip marina which is adjacent to
the  Building Venture's  property.   The  Marina Venture  owns  the  fee
interest  in  the property.   The  Marina Venture purchased the property
for  $1,266,363  which included seller financing for $1,187,500.

           Under  the  Second  Amended  and  Restated  Agreement  of
Limited Partnership of Henderson's Wharf Baltimore, L.P. dated February 1, 1991, Henderson's Wharf Development Corporation (HWDC), a Delaware corporation that is wholly owned by the Partnership, was admitted as a general partner of the Building Venture (the Partnership and HWDC are collectively referred to as "Henderson's General Partners").
Hillcrest  Management,  Inc.  (HMI),   a Massachusetts  corporation,  was
admitted as the limited partner of the Building Venture. Generally, allocations of net profits and losses, as well as cash flow, were to be allocated 99%, .9% and .1% to the Partnership, HWDC and HMI, respectively. The overall management and control of the business and affairs of the Building Venture are solely vested in Henderson's General Partners.

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

           On February 1, 1991, the Building Venture entered into a long-term management agreement and inn lease (Contracts), as well as consulting agreement (Consulting Agreement) with HMI. The Consulting Agreement which expired on December 31, 1991 required the Building Venture to pay HMI a $15,000 refinancing fee upon the closing of any refinancing of the existing Building Venture's financing. The Consulting Agreement also required the Building Venture to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of
the building property to an unaffiliated third  party  buyer.   These
commitments  survive  the  December  31,   1991 expiration date of the
Consulting Agreement and the termination of all  other agreements  with
HMI  (see  below).   The  Building  Venture  paid the $15,000
refinancing fee to HMI in March 1996, as a result of refinancing its purchase money note on February 27, 1996, as mentioned above.

           After evaluating the marina property over the initial years following acquisition, the Marina Venture had determined that it was in its best interest to either renegotiate the debt or restructure the Marina Venture before proceeding with the development of the marina.

           Based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership had reserved $845,672 against its investment in the marina land and improvements at December 31, 1992. The property is carried at the lower of cost or net realizable value.

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

           On February 27, 1996, HPP'90, HWDC and HWFP, Inc. executed the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P. the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note secured by the marina property. The note bears interest at 7.50%, matures in March 2006, and requires monthly principal and interest payments in the amount of $2,086. As a result of this transaction, HPP'90's limited partnership interest in the Marina Venture increased to 98%, while HWDC's general partnership interest increased to 2%.

          On July 1, 1993 HPP'90 engaged Portfolio Advisory Services, Inc., a Massachusetts corporation, which is related to BHP II through certain common ownership and management, and in which Terrence P. Sullivan is the sole shareholder, for a twelve month period, to assist the general partner in providing accounting, asset management and investor services. The original contract was for one year and was extended through September 1995. PAS receives no fee for its services, however it was reimbursed for all operating costs of providing these services. Expense reimbursement to PAS for the period January 1, 1995 through September 30, 1995, the year ended December 31, 1994, and the period July 1, 1993 through December 31, 1993, totaled $65,903 $46,063, and $24,964, respectively.

            In   1993,  the  Ventures  terminated  the  Contracts  with
HMI. Initially, HPP'90 did not reach an agreement with HMI as to whether any additional payments were due under the Contracts as a result of the termination. During October 1994, HPP'90 and HMI agreed in principle to an agreement whereby the parties would settle their differences to put to rest all further controversy and to avoid the substantial expense of burdensome and protracted litigation. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108. The
Settlement Payments required an initial  payment  of  $36,000 due on
January 27, 1995 and requires monthly payments of $3,221 which commenced September 1995 and are payable through the earlier of September 2001 or
the occurrence of certain events as defined  in the  agreement.   The
Settlement Payments are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Venture's cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. As of December 31, 1996 and 1995, unpaid settlement payments included in accrued expenses and other liabilities totaled $183,576 and $222,224, respectively.

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

           On November 1, 1995, the Building and Marina Venture entered into property management contracts with CMC to manage the apartments, inn and marina operations. The property management contracts with the apartments and inn provide for payment of management fees to CMC equal to 4% and 4.5% respectively, of gross receipts, as defined. The marina property management agreement with CMC provides for payment of management fees equal to 9% of gross receipts, as defined. The agreements expire on June 30, 1997, and are automatically extended on a year to year basis unless otherwise terminated as provided for in the agreements. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. As of December 31, 1996, the Ventures' operating cash and contingency reserves totaled $262,481. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartments, inn and marina operations through December 31, 1995. Management fees paid to CMC and McKenna by the Ventures totaled $124,438, $94,841, and $102,600, for the years ended December 31, 1996,
1995  and 1994, respectively.




Item 2.   Properties.

          See Item 1 above.

Item 3.   Legal Proceedings.

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

               (b) As of March 15, 1997, there were 1,392 holders of Units. The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. As discussed in Item 1, there are some restrictions on the Partnership's present and future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the periods ended December 31, 1996, 1995 and 1994, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.   Selected Financial Data.
                                     Periods Ended December 31,
                1996          1995          1994       1993         1992

Revenues     $2,909,744 $    2,769,347  $2,501,562  $2,220,822  $ 2,256,736

Net  Loss  before  extraordinary gain
           $   (258,989)      $(359,021)$ (667,504) $ (917,379) $(2,009,440)

Extraordinary gain
                  $   0           $   0     $    0      $    0  $ 1,075,000

Net  Loss     $(258,989)   $   (359,021) $(667,504)   $(917,379)$  (934,440)

Net Loss per unit of Investor
 Limited Partnership Interest
 based on Units outstanding:

Loss  before extraordinary gain
            $    (15.67)   $     (21.72) $  (40.39)   $ (55.51)  $ (121.59)

Extraordinary  gain
            $         0    $          0  $       0    $        0 $   65.05

Net   Loss  $    (15.67)   $     (21.72) $   (40.39)  $   (55.51)$  (56.54)

Total  Assets  as of December 31,
            $15,392,204    $ 15,483,025  $15,849,184  $16,276,877 $16,997,456
Long  Term  Debt  as of December 31,
            $ 6,123,084    $  5,590,418  $ 5,590,418  $ 5,350,000 $ 5,350,000

Cash Distributions per weighted
  average Unit outstanding
            $         0    $          0  $         0  $         0 $      0
Rehabilitation Tax Credit per Unit
            $     63.94    $          0  $         0  $         0 $      0


See Item 7 for a discussion of the factors that may materially affect the foregoing information in future years.
Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.

           Liquidity  and  Capital Resources. The Partnership terminated its offering  of  Units on December 31, 1990, at which time Limited Partners
had purchased 16,361   Units,  representing  gross  capital  contributions
of $16,361,000.   As  of  December  31, 1996, the Partnership  had  invested an aggregate of $12,461,719  in  the  Building  and  Marina  Ventures.  The
rehabilitation   of  the  Building  Venture  is  intended  to   qualify for
Rehabilitation Tax Credits.

           Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital
contribution after   deducting  selling  commissions,  organizational  and
sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

           As  of  December  31,  1996, the Ventures  and  HPP'90  had
cash, excluding security deposit cash, of $284,996 and $99,538, respectively. HPP'90's cash is used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash is used to fund operating expenses of the properties. In addition, to
the  extent  available,  the Building Venture   distributes  cash  to  HPP'90
to   fund   general and administrative expenses of running the public fund.
As mentioned in Item 1, on February 27, 1996, the Building Venture obtained financing of $6,000,000 at 7.85% which requires principal and interest monthly payments of $49,628 based on a 20 year amortization and matures in March 2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the BuildingVenture's property, rents and assignment of leases and is guaranteed by the Building Venture.

                HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90.

            Settlement Payments due HMI, that were negotiated as part of the contract termination (See Item 1), are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders.

           Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

          Results of Operations. The Partnership incurred a total loss under generally accepted accounting principles of $258,989 in 1996 which
includes depreciation  and  amortization  of  $591,751.   The  Partnership
released previously suspended Rehabilitation Tax Credits of approximately $1,057,000 from the Building Venture in 1996.

           The Building Venture was fully operational during the entire year. The Marina Venture had operated on a minimal number of its 256 slips since 1991 due to significant repairs necessary to be fully operational and, during 1996, the Marina Venture added $23,049 of utility, safety and other improvements, increasing the number of fully operational slips to 118. Substantial repairs are still needed to bring the entire Marina to full operation.

           The results of the Partnership's operations in future years should be comparable to 1996 numbers provided the Building Venture is able to maintain greater than 90% occupancy in the Apartments and greater than 65% occupancy in the Inn. Expense levels are expected to increase with the rate of inflation but, it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.
          In recent years, the occupancy of the apartments has increased from previous years as a result of management's decision to enter into more traditional annual leases. The Apartments have achieved stabilized occupancy with occupancy rates of 95%, 94% and 93% for the years 1996, 1995 and 1994, respectively. Management is projecting economic occupancy for the Apartments to be approximately 93% for calendar year 1997 which will be indicative of the expected levels for future years.

           The average occupancy of the Inn for the years 1996, 1995 and 1994 was 71%, 74%, and 64%, respectively. The average daily rate for room
rentals increased approximately 7% in 1996, approximately 7% in 1995   and
approximately 4% in 1994, respectively, from previous years. The increase in occupancy of the Inn for 1995 was due in part to a major competitor temporarily discontinuing operations for major renovations.
That major competitor reopened in early 1996. In addition, the hospitality market nationwide experienced an increase from previous years. Management is projecting Inn occupancy of 67% for calendar year 1997 and Inn occupancy in future years is expected to stay at the same level, depending upon market conditions.

           The Partnership's net loss for 1996 decreased by approximately $100,000 when compared to 1995, primarily due to increased
rental  revenue. The   increase in rental and related revenue for 1996,
compared to 1995,  was primarily  due  to increases in rental rates at the
Inn and Apartments.   The increase in rental and related revenue in 1995,
compared to 1994, is due to increased occupancy at the Inn and increased rental rates at both the Inn and Apartments. The increases in interest and other income from 1994 to 1995 and 1995 to 1996 is a result of the increased activity at the Inn.

          Operating and administrative expenses from 1994 to 1995 and 1995 to 1996 increased due to the fees and other administrative expenses associated with engaging third party entities to perform asset management, accounting and investor services for HPP'90. (Professional fees increased in 1995 from 1994 and decreased from 1995 to 1996 due to professional services incurred to analyze the Partnership's property acquisitions and financing transactions). Payroll services increased in 1995 from 1994 due to increased activity of the Inn and decreased in 1996 compared to 1995 due to certain efficiencies implemented by management. Management fees decreased in 1995 from 1994 as a direct result of the negotiated reduced fixed fee contract with the previous property manager. The increase in management fees in 1996 from 1995 is due to the current property management agreement, executed in the fourth quarter of 1995, which calculates management fees based on gross receipts and increased revenues of 1996.

           During 1994, HPP'90 entered into an agreement to make settlement payments to HMI (see Item 1) totaling $271,108 which has been recorded in the fourth quarter of 1994. As of December 31, 1996 and 1995, unpaid settlement payments included in accrued expenses and other liabilities totaled $183,576 and $222,224, respectively.

          On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces
owned by  unrelated  parties  for  an aggregate   purchase  price  of
$332,682  (see  Note  4  of  the   financial statements).   The  deed of
trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 which commenced in April 1996. All remaining unpaid principal and interest is due in March 2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture. This transaction released approximately $1,057,000 of suspended rehabilitation tax credits to the Partnership from the Building Venture in 1996.

           The Marina Venture requires substantial rehabilitation to become fully operational. After evaluating the marina over the past few years, the Marina Venture determined that it was in its best interest to restructure the Marina Venture before proceeding with the development of the marina.

           Based on the fair market value of marina land and improvements determined by independent appraisal and priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership reserved $845,672 against its investment in the marina land and improvements as of December 31, 1992. The property is carried at the lower of cost or net realizable value.

           On December 31, 1992, the seller (HWFP, Inc.) agreed to reduce the original  principal  amount of the purchase money  note  from
$1,187,500  to $350,000  and  forgave  $237,500  of accrued  interest.   As
a  result,  the Partnership recognized an extraordinary gain of $1,075,000 in 1992. Also on December 31, 1992, the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P.was executed. HWFP, Inc., a Maryland corporation, received a 50% limited
partnership interest  in  the Marina  Venture.   Concurrently, HMI withdrew as
a limited partner in the Marina Venture, HPP'90's limited partnership interest in the Marina Venture was reduced to 49% and HWDC retained a 1%
general partnership interest in the Marina  Venture.   HWFP, Inc.'s
minority interest in the Marina Venture was recorded at fair market value based on an independent appraisal and priority distribution of proceeds from capital transactions as provided for in the Marina
Venture's Third Amended and Restated Agreement of Limited Partnership.

           On February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note secured by the marina property. The note bears interest at 7.50%, matures on March 15, 2006, and requires monthly principal and interest payments in the amount of $2,086. As a result of the redemption of HWFP's interest, HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2%.

           The Marina Venture had operated a minimal number of slips since 1991 due to the significant repairs necessary to be fully operational. During 1996 the Marina Venture added $23,049 of utility, safety and other improvements, and increased the number of fully operational slips to 118. Substantial repairs are still needed to bring the entire marina to full operation.

          Inflation and Other Economic Factors
           Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Ventures are subject to substantial mortgage debt as of December 31, 1996. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

Item 8.   Financial Statements and Supplementary Data.
          See the Financial Statements of the Partnership included as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None
                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

          (a) and (b) Identification of Directors and Executive Officers.

          The following table sets forth the name and age of the director and executive officer of BHP II Advisors and the offices held by such person.

        Name                          Office                        Age
Terrence P. Sullivan               President and Director            50

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

               None.

          (e)  Business Experience.

          The background and experience of the executive officer and director of BHP II Advisors and Boston Capital Planning identified above in Items 10(a) and 10(b) are as follows:


           Terrence  P. Sullivan, 50, is the founder and sole shareholder of Boston  Capital Planning, a financial consulting and real estate syndication firm,  and its wholly-owned subsidiary, Boston Bay Capital,
Inc. (Boston  Bay Capital).   Founded  in  1979,  Boston Bay  Capital  was
an  NASD-Registered broker/dealer  specializing in placement of interests in real estate  limited partnerships  which  own  historic  and restoration
properties.   From  1986 through  December 31, 1989, Boston Bay Capital
participated in the placement of limited partnership interest in 98 real estate programs, over 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, from 1987 to 1990, Boston Bay Capital served as dealer manager in connection with the sale of units  of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited
Partnership, Historic Preservation   Properties  1989  Limited   Partnership
and the Partnership,  the first four public programs sponsored by Affiliates of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978,
Mr. Sullivan was the Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science
degree  in mechanical  engineering.   He received a Masters in  Business
Administration degree from the University of Massachusetts (Amherst) in 1971. Mr.Sullivan serves as a general partner of BBC Restoration Properties
II Limited Partnership. In addition, an entity controlled by Mr. Sullivan serves as the general partner of Institutional Credit Partners Limited Partnership(ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors.

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


           No commissions, fees, or cash distributions were paid by the Partnership to the General Partner or its affiliates for the years ended December 31, 1996, 1995 and 1994. The Partnership reimbursed an affiliate of the General Partner $65,903 and $46,063 for administrative expenses for the years ended December 31, 1995 and 1994. No reimbursments were made for the year ended December 31, 1996.


           For the year ended December 31, 1996, the Partnership allocated approximately $6,800 of taxable loss and Rehabilitation Tax
Credits  of approximately  $10,600  to the General Partner.   See  Note  6
to  Financial Statements   for  additional  information  about
transactions between the Partnership and the General Partner and its affiliates.

Item 12.  Unit Ownership of Certain Beneficial Owners and Management.

          (a)  Unit Ownership of Certain Beneficial Owners.

                The Spiegel Corporation, 1515 West 22nd Street, Oak Brook, Illinois 60522, is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1997 (2,000 units 12.22%). Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

          (b)  Unit Ownership of Management.

                No director or executive officer of BHP II Advisors, Boston Capital Planning or their affiliates had any beneficial ownership of
Units as of  March  15,  1997.   No officer or director of BHP II Advisors
or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.
          (c)  Change in Control.

               There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.
Item 13.  Certain Relationships and Related Transactions.

           See Note 6 of Notes to Financial Statements for information about transactions between the Partnership and the General Partner
and  its affiliates.   See  Item  11  above  for  information  concerning
the   fees, commissions, reimbursements and cash distributions which the
Partnership paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1996, 1995 and 1994.

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

               3. Exhibits

                          3(a)Certificate of Limited Partnership of
                    Historic Preservation Properties 1990 L.P. Tax Credit Fund dated as of September 29, 1989, (filed as exhibit 3A to the Partnership's Registration Statement on Form S-11, File No. 33-31778, and incorporated herein by this reference).

                          3(b)Certificate   of   Amendment   of
                    Historic Preservation Properties 1990 L.P. Tax Credit Fund dated as of October 23, 1989, (filed as exhibit 3C to the Partnership's Registration Statement on Form S-11, File No. 33-31778, and incorporated herein by this reference).

                          3(c)Amended  and  Restated  Agreement  of
                    Limited Partnership of Historic Preservation Properties 1990 L.P. Tax Credit Fund dated as of March 30, 1990, as currently in effect, other than amendments thereto which provide solely for the admission or withdrawal of investors as limited partners of the Partnership (attached as Exhibit A to Prospectus of the Partnership included as part of its Registration Statement on Form S-11, File No. 3331778, and incorporated herein by reference).

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





            XXXI.   Amendment  No.  1 to the  Second  Amended
                    and Restated   Agreement   of  Limited  Partnership
                    between Henderson's   Wharf  Development  Corporation,
                    Historic Preservation Properties 1990 L.P. Tax Credit Fund and Hillcrest Management, Inc. dated
                    August 1, 1991.(3)

           XXXII.   Settlement   Agreement   between Historic Preservation
                    Properties 1990 L.P. Tax Credit Fund, Boston Historic Partners II Limited Partnership, BHP II Advisors Limited Partnership, Terrence P. Sullivan, Portfolio Advisory Services II, Inc., Boston Capital Planning Group, Inc., Boston Bay Capital, Inc. and Daniels Printing Company dated July 6, 1992.(4)

          XXXIII.   Second Amendment to Note 1, the Purchase
                    Money Promissory Note, between Henderson's Wharf Baltimore, L.P. and HWFP, Inc. dated December 7, 1992. (4)

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

           XXXVI. Agreement regarding refund of real estate taxes pertaining to Henderson's Wharf Baltimore L.P. and HWFP, Inc. dated December 31, 1992. (4)

          XXXVII.   Property   Management   Agreement between
                    Henderson's  Wharf Marina, L.P. and Hillcrest
                    Management, Inc. dated January 1, 1992. (4)




      (3) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by this reference.

      (4) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.


         XXXVIII.     Property   Management   Agreement between
                      Henderson's   Wharf   Marina  L.P.,   Henderson's
                      Wharf Baltimore, L.P. and the Residences and Inn at Henderson's Wharf, collectively referred to as "Henderson's Wharf" and McKenna Management Associates, Inc., dated August 23, 1993. (5)

           XXXIX.     Third Amendment to Note 1, the Purchase Money
                      Promissory Note, Between Henderson's Wharf Baltimore, L.P. and HWFP, Inc. dated December 31, 1993.(5)

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

           XLIII.     Settlement   documents  which   include the Settlement
                      Agreement and Mutual Release, Agreement of Purchase and Sale, Deed, Escrow Agreement, Special Power of Attorney, Option Agreement, Maryland Residential Property Disclaimer Statement and Lease with Colvin Ryan for Unit # 510, dated June 1, 1994.(6)

            XLIV.     Settlement   documents  which   include the
                      Agreement of Purchase and Sale, Deed, Escrow Agreement, Special Power of Attorney and Option Agreement with
                      Anne B. Cook for Unit # 409. (6)

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

        (6) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by this reference.

           XLVII.   Property   Management   Agreement    between Henderson's
                    Wharf   Marina  L.P.,   Henderson's   Wharf Baltimore,
                    L.P. and the Residences and Inn at Henderson's Wharf, collectively referred to as "Henderson's Wharf" and ' Claremont Management Corporation, dated
                    November  1, 1995. (7)

          XLVIII. Asset Management Agreement between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Claremont Management Corporation dated
                    October  1,  1995.(7)

            XLIX.   Deed   of   Trust   Note   between   Historic
                    Preservation Properties 1990 L.P. Tax Credit Fund and Aid Association for Lutherans, dated February 27, 1996.

               L.   Guaranty among Historic Preservation Properties 1990
                    L.P. Tax Credit Fund, Henderson's Wharf Baltimore L.P. and Aid Association for Lutherans, dated February 27, 1996.

              LI.   Indemnity  Deed  of  Trust and  Security  Agreement
                    between   Henderson's  Wharf  Baltimore  L.P.   and   Aid
                    Association for Lutherans, dated February 27, 1996.

             LII.   Assignment of Rents and Leases between  Henderson's
                    Wharf Baltimore L.P. and Aid Association for Lutherans, dated February 27, 1996.

            LIII.   Escrow  Agreement  among  Henderson's   Wharf
                    Baltimore L.P., Calvin Gregg Ryan and Douglas G. Worrall, dated February 27, 1996.

             LIV. Attorney's letter concerning purchase of condominium and parking units sold by Joseph and Eileen Mason to Henderson's Wharf Baltimore L.P., dated February 20, 1996.

              LV. Attorney's letter concerning purchase of condo condominium and parking units sold by Anne B. Cook to Henderson's Wharf Baltimore L.P., dated February 20, 1996.

              LVI.  Partnership  Interest  Redemption  Agreement  among
                    Henderson's Wharf Marina L.P., HWFP, Inc., Henderson's Wharf Development Corporation, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, dated February 27, 1996.

(7) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by this reference.

             LVII.  Promissory  Note  between  Henderson's  Wharf
                    Marina L.P. and HWFP, Inc., dated February 27, 1996.

              LIX.  Assignment of Leases and Rents between  Henderson's
                    Wharf  Marina  L.P.  and HWFP, Inc., dated  February  27,
                    1996.

          10  (c)   Asset  Management Agreement between  Historic
                    Preservation  Properties 1990 L.P. Tax  Credit  Fund  and
                    Hillcrest Asset Management, Inc. dated January  1,  1992.(8)

22                  List of Ventures. (9)

28  (ii)      (a)   Supplement No. 1 to the Partnership's Prospectus
                    dated August 1, 1990. (10)

              (b) Supplement No. 2 to the Partnership's Prospectus dated December 3, 1990. (10)

              (c) Pages 14-16, 28-36 and 36-39 of the Partnership's Prospectus dated March 30, 1990 and filed with the Commission pursuant to Rule 424(b) on April 6, 1990. (10)



(8) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.

(9) Previously filed as part of exhibit 22 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by this reference.

(10) Previously filed as part of exhibit 28 (ii) (a) to the Partnership's Annual Partnership Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by this reference.

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

                      By:  BOSTON HISTORIC PARTNERS II LIMITED
                           PARTNERSHIP, GENERAL PARTNER

                           By:  BHP II ADVISORS LIMITED PARTNERSHIP

                                By:  PORTFOLIO ADVISORY SERVICES II, INC.

Date:  March 15, 1997                By:
                                          Terrence P. Sullivan, President

                                     and
Date:  March 15, 1997                By:
                                          Terrence P. Sullivan,
                                          General  Partner

                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title


                                Individual General Partner of
Terrence P. Sullivan            BHP II Advisors Limited Partnership
                                and as President and Principal
Date: March 15, 1997            Executive Officer of Portfolio
                                Advisory Services II, Inc.,
                                General Partner of BHP II
                                Advisors Limited
                                Partnership

                                Principal Financial and
                                Principal Accounting Officer Terrence P.
                                Sullivan of Portfolio Advisory Services II,
                                Inc., General Partner of BHP II
Date: March 15, 1997            Advisors Limited Partnership

Supplemental  Information  to be Furnished with  Reports  Filed
Pursuant  to Section  15(d) of the Act by Registrants Which
Have Not Registered Securities Pursuant to Section 12 of the
Act.

                       An  annual  report will be furnished to


Unit  holders subsequent to filing of this Form 10-K.




   HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND


      CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

             DECEMBER 31, 1996, 1995 AND 1994

       TOGETHER WITH INDEPENDENT AUDITORS' REPORTS

      ANNUAL REPORT ON FORM 10-K Items 14(a) (1)and (2)


          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page

Consolidated Financial Statements of
 Historic Preservation Properties
 1990 L.P. Tax Credit Fund


Independent Auditors' Report................................. F-3
Consolidated Balance Sheets as of December
   31, 1996 and 1995......................................... F-4
Consolidated Statements of Operations for
   the Years Ended December 31, 1996,
   1995 and 1994............................................. F-5
Consolidated Statements of Partners' Equity
   (Deficiency) for the Years Ended December 31,
   1996, 1995 and 1994....................................... F-6
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1996,
   1995 and 1994............................................. F-7
Notes to Consolidated Financial Statements................... F-8
Independent Auditors' Report on Accompanying
Information.................................................. F-19
Consolidated Financial Statement Schedule:
   Schedule III - Real Estate and Accumulated


   Depreciation.............................................. F-20






                        Independent Auditors' Report
The Partners
Historic Preservation Properties 1990
     L.P. Tax Credit Fund
Quincy, Massachusetts



       We have audited the accompanying consolidated balance sheets of HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND, a Delaware limited partnership (the "Partnership"), as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.




Providence, Rhode Island
March 4, 1997

         HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

          CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1996 AND 1995


                                   ASSETS
                                               1996               1995
INVESTMENT IN REAL ESTATE
   Building and building improvements   $  15,178,365       $ 14,736,101
   Land                                        97,034             97,034
   Furniture and equipment                    961,236            964,378
   Marina - land and improvements           1,335,858          1,352,790
   Deferred evaluation and acquisition
      costs                                 1,102,600          1,102,600
                                           18,675,093         18,252,903
      Less accumulated depreciation and
          and amortization                  3,267,294          2,711,535
                                           15,407,799         15,541,368
   Reserve for realization of Marina
      land and improvements                  (845,672)          (845,672)

                                           14,562,127         14,695,696
CASH AND CASH EQUIVALENTS, including security
   deposit cash
   (1996, $94,364; 1995, $86,716)             478,898            474,835
ESCROW DEPOSITS                               100,204             54,270
DEFERRED COSTS, net of accumulated
   amortization (1996, $16,192; 1995, $0)     178,096             51,121
OTHER ASSETS                                   72,879            207,103

                                         $ 15,392,204       $ 15,483,025


                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Notes payable                        $   6,123,084       $  5,590,418
   Accrued expenses and other liabilities     303,840            402,064
   Security deposits                           88,767             86,716
          Total liabilities                 6,515,691          6,079,198

COMMITMENTS (Notes 5 and 6)

MINORITY INTEREST                                   -            268,325
PARTNERS' EQUITY
   Limited Partners' equity-Units of Investor
          Limited Partnership Interest, $1,000
          stated value per Unit-issued and
          outstanding - 16,361 units        8,930,109          9,186,508
   General Partner's deficiency               (53,596)           (51,006)

          Total partners' equity            8,876,513          9,135,502

                                         $ 15,392,204       $ 15,483,025

 The accompanying notes are an integral part of these financial statements.

         HISTORIC PRESERVATION PROPERTIES 1990 L. P. TAX CREDIT FUND

                    CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994








                                        1996          1995            1994
REVENUES:
     Rental and related income     $2,840,240     $2,706,446      $ 2,456,887
     Interest and other income         69,504         62,901           44,675

                                    2,909,744      2,769,347        2,501,562
EXPENSES:
     Operating and administrative     182,618        120,957           62,152
     Professional fees                 61,797        100,006           41,661
     Depreciation and amortization    591,751        568,217          571,366
     Property operating expenses:
          Payroll services            505,988        572,506          448,351
          Condominium assessments     366,156        357,060          357,060
          Real estate taxes           264,104        249,994          269,682
          Management fees             124,438         94,841          102,600
          Other operating expenses    533,582        541,785          520,156
     Contract termination settlement       -              -           271,108

                                    2,630,434      2,605,366        2,644,136

INCOME (LOSS) FROM OPERATIONS         279,310        163,981         (142,574)


INTEREST EXPENSE                     (541,643)      (559,394)        (551,448)

MINORITY INTEREST IN LOSS ON MARINA
     VENTURE                            3,344         36,392           26,518


NET LOSS                            $(258,989)     $(359,021)      $ (667,504)

NET LOSS ALLOCATED TO GENERAL PARTNER
                                    $  (2,590)     $  (3,590)      $   (6,675)

NET LOSS ALLOCATED TO LIMITED PARTNERS
                                    $(256,399)     $(355,431)      $ (660,829)
NET LOSS PER UNIT OF INVESTOR
     LIMITED PARTNERSHIP INTEREST, BASED
     ON 16,361 UNITS OUTSTANDING:   $  (15.67)     $  (21.72)      $   (40.39)




The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

         CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                Units of
                                Investor
                                Limited    Investor
                                Partner-   Limited     General
                                  ship     Partners'   Partner's
                                Interest   Equity      Deficiency   Total



BALANCE, December 31, 1993       16,361  10,202,768      (40,741) 10,162,027

          Net Loss                    -    (660,829)      (6,675)   (667,504)

BALANCE, December 31, 1994       16,361   9,541,939      (47,416)  9,494,523

          Net Loss                    -    (355,431)      (3,590)   (359,021)

BALANCE, December 31, 1995       16,361   9,186,508      (51,006)  9,135,502

          Net Loss                    -    (256,399)      (2,590)   (258,989)




BALANCE, December 31, 1996       16,361  $ 8,930,109    $(53,596) $8,876,513
















 The accompanying notes are an integral part of these financial statements.

         HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996          1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                            $ (258,989)    $ (359,021)   $ (667,504)
  Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities-
       Depreciation and amortization     591,751        568,217       571,366
       Loss on disposal of equipment
18,339
       Gain on sale of asset              (7,000)             -             -
       Deferred interest expense and
         extension fee payable added
         to principal of note payable          -              -       240,418
       Contract termination settlement         -              -       271,108
       Minority interest in loss on
         Marina Venture                   (3,344)       (36,392)      (26,518)
       Decrease in accrued expenses and
         other liabilities               (96,173)        (7,523)     (245,197)
Increase in escrow deposits              (45,934)        (9,971)      (44,299)
       (Increase) Decrease in other
         assets                          134,224       (157,745)       27,546
     Net cash provided by (used in)
       operating activities              314,535         (2,435)      145,259

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to building and
       improvements                     (442,264)             -             -
Purchase of furniture & equipment        (16,658)        (3,827)      (13,083)
     Additions to Marina                 (23,049)             -             -
     Proceeds from sale of asset           7,000              -             -
     Net cash used in investing
       activities                       (474,971)        (3,827)      (13,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from refinancing
        of mortgage note payable       6,000,000              -             -
     Payment of mortgage note payable (5,590,418)             -             -
     Principal payments of mortgage
       note payable                     (101,916)             -             -
     Payment of deferred costs          (143,167)       (24,404)            -
Net cash provided by (used in)
       financing activities              164,499        (24,404)            -

NET INCREASE (DECREASE) IN CASH            4,063        (30,666)      132,176

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                        474,835        505,501       373,325

CASH AND CASH EQUIVALENTS,
END OF YEAR                         $    478,898    $   474,835   $   505,501
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest         $    522,522    $   559,044   $   461,030

Non-cash financing activity: On February 27, 1996, the Partnership redeemed the minority interest in the Marina Venture by issuing a $225,000 note payable. The transaction resulted in a $39,981 reduction of basis in the marina property.

 The accompanying notes are an integral part of these financial statements.
        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(1)  Organization

           Historic Preservation Properties 1990 L.P. Tax Credit Fund (HPP'90) was formed on October 4, 1989 under the Delaware Revised Uniform Limited Partnership Act. The purpose of HPP'90 is to invest in a portfolio of real properties which are intended to qualify for rehabilitation tax credits (Rehabilitation Tax Credits) afforded by Section 47 of the Internal Revenue Code of 1986, as amended, to rehabilitate such properties (or acquire such properties in the process of rehabilitation and complete such rehabilitation) in a manner intended to render a portion of the costs thereof eligible for Rehabilitation Tax Credits, and to operate such properties.

           Boston Historic Partners II Limited Partnership (BHP II), a Delaware limited partnership, is the general partner of HPP'90, and officers of Boston Capital Planning Group, Inc. (BCPG), an affiliate of BHP II, were the initial limited partners of HPP'90. The initial limited partners withdrew as limited partners upon the first admission of Investor Limited Partners (Limited Partners). Prior to admission of the Limited Partners, all costs incurred by HPP'90 were paid by BHP II. On June 29, 1990, the first Limited Partners were admitted to HPP'90 and operations commenced.

           The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) of HPP'90 generally provides that all net profits, net losses, tax credits and cash distributions of HPP'90 from normal operations subsequent to admissions of Limited Partners shall be allocated 99% to the Limited Partners and 1% to BHP II. Proceeds from sales or refinancing generally will be distributed 100% to the Limited Partners until they have received an amount equal to their Adjusted Capital Contributions (as defined in the Partnership Agreement) plus priority returns and additional incentive priority returns for certain Limited Partners admitted to HPP'90 on or prior to certain specified dates.

(2) General Partner - BHP II

           BHP II was formed in June 1989 for the purpose of organizing, syndicating, and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships).

           During 1996, 1995 and 1994, BHP II incurred unaudited losses  of
approximately  $13,000,  $13,000  and  $14,000,  respectively.   BHP   II's
unaudited deficit at December 31, 1996 was approximately $750,000.




        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(2) General Partner - BHP II (Continued)

           BHP II has a substantial amount of unpaid obligations to trade creditors. In the event BHP II is not able to generate sufficient cash to fund BHP II's operations, commitments and contingencies in the future, there might be unfavorable consequences to HPP'90.

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

          If BHP II were to be adjudicated bankrupt, and at the time BHP II was the sole general partner of HPP'90, HPP'90 would not be dissolved upon the occurrence of such an event if a majority in interest of the Limited Partners elect, within 90 days, to continue the business of HPP'90 and another general partner is elected (under Delaware law, within 90 days a unanimous vote of the Limited Partners to continue HPP'90 is required).

           Although the Partnership Agreement provides for the above mechanisms for continuing the business of HPP'90, BHP II's general partners believe the most likely course of action would be to seek a successor or additional general partner for HPP'90.

           If such events were to happen whereby BHP II and/or HPP'90 could not consummate the above, HPP'90 could be dissolved.

(3) Summary of Significant Accounting Policies Principles of Consolidation

           At December 31, 1996, HPP'90 held a 99% general partner interest in Henderson's Wharf Baltimore Limited Partnership (HWB). At December 31, 1996, HPP'90 held a 98% limited partner interest and Henderson's Wharf Development Corp. (HWDC), a wholly-owned subsidiary of HPP'90, held a 2% general partner interest in Henderson's Wharf Marina Limited Partnership
(HWM). All operating and financial policy decisions of (HWB) and (HWM) are controlled by HPP'90 and HWDC.

           The consolidated financial statements include the accounts of HPP'90, Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P. after elimination of all intercompany transactions and accounts.


        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




(3) Summary of Significant Accounting Policies (Continued)

          Use of Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Real Estate
           Real estate is held for lease and stated at the lower of cost or net realizable value. During the construction period, all carrying costs, principally real estate taxes and interest, were capitalized. Depreciation is provided over the estimated economic useful lives of the assets using the straight-line method.

          Deferred Evaluation and Acquisition Costs
           Expenditures related to the purchase of real estate have been capitalized and are being amortized on a straight-line basis over the estimated economic useful life of real property (40 years).

         Cash, Cash Equivalents, and Concentration of Credit Risk
          HPP'90 considers all highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Cash equivalents at December 31, 1996 totaled $371,383.

           At  December 31, 1996 and 1995, HPP'90 had $263,307 and $204,684
of cash and cash equivalents, respectively, in banks which is in excess of amounts insured by the Federal Deposit Insurance Corporation.

          Deferred Costs
           Deferred costs relating to HPP'90's notes payable are being amortized on a straight-line basis over the terms of the notes.

          Syndication Costs
           Syndication costs were treated as a direct reduction of the Limited Partners' equity accounts.

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


 (3) Summary of Significant Accounting Policies (Continued)

          Revenue Recognition
            Revenue  from  residential  units,  principally  under   annual
operating leases, is recorded when due. Revenue from rentals of inn units is recognized when earned.

          Income Taxes
          No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements of HPP'90. All partners are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

          Reclassifications
          Certain amounts in the 1995 financial statements and 1994 statements of operations and cash flows have been reclassified to conform to the 1996 presentation.

(4) Investment in Real Estate

           During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

           Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 152 indoor parking spaces and a 38 room inn located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 5). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of December 31, 1996.

           HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.





        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




(4) Investment in Real Estate (Continued)

           The renovation of the residential units was substantially complete and a certificate of occupancy was received on December 31, 1990. The Building Venture commenced lease-up in 1991 and has been fully operational since 1992. The average occupancy for the year ended December 31, 1996 for the residential units was 95% and the average occupancy for the inn was 71%.

           On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 5).

           HPP'90's operations, principally accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. During the year ended December 31, 1996, the Building Venture distributed $203,000 to HPP'90.

          Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a
1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $247,219 as of December 31, 1996.

           HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.
           The Marina Venture had operated a minimal number of slips since 1991 due to the significant repairs necessary to be fully operational. During 1996, the Marina Venture added $23,049 of utility, safety and other improvements, and increased the number of fully operational slips to 118.
Substantial repairs are still needed to bring the entire marina to full operation.
           The Building Venture and the Marina Venture are collectively referred to as "the Ventures".





        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




(4)  Investment in Real Estate (Continued)

           Under the Second Amended and Restated Agreements of Limited Partnership dated February 1, 1991 of Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P., Henderson's Wharf Development Corporation
(HWDC),  a Delaware corporation wholly owned by HPP'90, was admitted  as  a general partner of the Ventures and Hillcrest Management, Inc.(HMI), a Massachusetts corporation, was admitted as the Limited Partner of the Ventures and became a minority interest holder in the Ventures. On August 1, 1991 the Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. was amended. The amendment provided for the withdrawal by HPP'90 as a general partner. Consequently, HWDC became the sole general partner in the Marina Venture. HPP'90 and HWDC are collectively referred to as the "Henderson's General Partners."

          On December 31, 1992, the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P. was executed. HWFP, Inc. (HWFP), a Maryland corporation and the original holder of the purchase money note relating to the purchase of the marina property, received a 50% limited partnership interest in the Marina Venture and became the holder of a minority interest (see Note 5). Concurrently, HMI withdrew as a limited partner in the Marina Venture, HPP'90's limited partnership interest in the Marina Venture was reduced to 49% and HWDC retained a 1% general partnership interest in the Marina Venture. The minority interest granted was recorded at fair market value based on an independent appraisal and a priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership.

          During the year ended December 31, 1992, based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership reserved against its investment in the marina land and improvements in the amount of $845,672. Consequently, the property is carried at the lower of cost or net realizable value at December 31, 1996.

          In accordance with the termination of all HMI contracts (see Note
6), effective January 1, 1995 HMI also withdrew from the Building Venture as a .1% limited partner and was replaced by HWDC.

           Generally, allocations of net profits and losses as well as cash flow of the Building Venture and Marina Venture are allocated in accordance with the Second Amended and Restated Agreement of Limited Partnership and Third Amended and Restated Agreement of Limited Partnership, respectively, as defined in the agreements.


        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(4)  Investment in Real Estate (Continued)

          On February 27, 1996, the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina property (see Note 5). As a result of this redemption, HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of redemption.

(5)  Notes Payable

           The Building Venture originally financed $6,350,000 of the purchase price of the property by issuing a purchase money note to the seller, HWFP. The note was secured by the property, rents and assignment of leases.

           In conjunction with issuing a purchase money note to the seller, the Building Venture entered into a contingent purchase price promissory note with the seller for $1,250,000. Payment on the note was contingent upon the cash flow (as defined) generated from the future sale of apartment units in the Building Venture. The note was unsecured, bore no interest, and had no maturity date. As discussed below, the Building Venture paid off the contingent purchase price promissory note for $109,582 on February 27, 1996.

           On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the then outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bears interest at 7.85%, amortizes over a 20-year schedule and requires monthly principal and interest payments in the amount of $49,628, which commenced April 1996 with the remaining unpaid principal and interest due in March
2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.



        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(5)  Notes Payable (Continued)

           As mentioned in Note 4, on February 27, 1996, HPP'90, HWDC and HWFP entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina property. The note bears interest at 7.50%, matures in March 2006, and requires monthly principal and interest payments in the amount of $2,086 which commenced April 1996. The transaction resulted in a $39,981 reduction of basis in the marina property. HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of the redemption.

          Approximate aggregate annual maturities of the deed of trust note and promissory note for each of the next five years are as follows:

          Year Ending December 31,         Amount
                 1997                      145,598
                 1998                      157,425
                 1999                      170,212
                 2000                      183,997
                 2001                      198,985

(6)  Transactions With Related Parties, Commitments and Contingencies

           On February 1, 1991, the Building Venture entered into a long term property management and brokerage agreement (Management Agreement), an inn lease (Inn Lease), and a consulting agreement (Consulting Agreement) with HMI. The Management Agreement originally expired on December 31, 1993 and the Inn Lease originally expired on December 31, 1995. On January 1, 1992, the Marina Venture entered into a long term Property Management Agreement with HMI.

           The Consulting Agreement, which expired on December 31, 1991, required the Building Venture to pay HMI a $15,000 refinancing fee upon the closing of any refinancing of the existing Building Venture's financing. The Consulting Agreement also required the Building Venture to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of the building property to an unaffiliated third party buyer. The Building Venture paid the $15,000 refinancing fee to HMI in March 1996 as a result of refinancing its purchase price promissory note as discussed in
Note 5. The incentive fee commitment survives the December 31, 1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI (see below).

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(6)  Transactions With Related Parties, Commitments and Contingencies
     (Continued)

          Effective July 31, 1993, the Ventures terminated their respective Management Agreement and Inn Lease with HMI.

           During October 1994, HPP'90 and HMI agreed in principle to an agreement whereby the parties would settle their differences to put to rest all further controversy and to avoid substantial expense of burdensome and protracted litigation. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108. The Settlement Payments required an initial payment of $36,000 due on January 27, 1995 and require monthly payments of $3,221 commencing September 1995 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. As of December 31, 1996 and 1995, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $183,576 and $222,224, respectively.

           On August 23, 1993, the Ventures hired McKenna Management Associates, Inc. (McKenna) as the independent onsite property management company. The management agreement with McKenna originally expired in August 1995 and was extended until October 31, 1995. The agreement required the payment of $9,000 per month for the first year and $7,650 per month for the second year from the Ventures. On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provide for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expire on June 30, 1997, and are automatically extended on a year-to-year basis unless otherwise terminated as provided for in the agreements. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. As of December 31, 1996, the Ventures' operating cash and contingency reserves totaled $262,481. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartment, inn and marina operations through December 31, 1995.


        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


   (6) Transactions With Related Parties, Commitments and Contingencies (Continued)

           Management fees paid to McKenna and CMC by the Ventures totaled $124,438, $94,841 and $102,600 for the years ended 1996, 1995 and 1994, respectively.

          On July 1, 1993, HPP'90 engaged Portfolio Advisory Services, Inc.
(PAS), a Massachusetts corporation, which is related to BHP II through certain common ownership and management, to provide accounting, asset management and investor services. The original contract was for one year and was extended through September 30, 1995. PAS received no fee for its services, however it was reimbursed for all operating costs of providing these services. Expense reimbursements to PAS for the period January 1, 1995 through September 30, 1995, and for the year ended December 31, 1994, totaled $65,903 and $46,063, respectively.

           On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The initial term of the agreement expires on June 30, 1997, and is automatically extended on a year to year basis unless terminated as provided for in the agreement. Expense reimbursements to CMC for the year ended December 31, 1996 and for the period October 1, 1995 through December 31, 1995 totaled $98,254 and $40,336, respectively.

          According to a provision in one purchase and sale contract of one of three condominiums purchased on February 27, 1996, the purchase price for that condominium is the greater of the seller's outstanding mortgage balance as of the date of purchase or the fair market value of the property determined by independent appraisal through a period extending through June 1, 1999. At the February 27, 1996 closing, the purchase price paid was the then outstanding balance of the seller's mortgage. If, through June 1, 1999, the fair market value is determined to be greater than the amount paid at the closing, HWB will be required to pay the excess of the determined fair market value over the purchase price paid at the closing to the seller. As a part of the purchase agreement, HWB has established a $25,000 collateral escrow in the event that an additional payment has to be made to the seller.









        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




(7)  Fair Value of Financial Instruments

           The carrying amounts of cash and cash equivalents, escrow deposits, accrued expenses and other liabilities, and security deposits at December 31, 1996 and 1995 approximate their fair values due to their short maturities. The fair value of the notes payable at December 31, 1996 and 1995 approximate their carrying amounts based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

         Independent Auditors' Report on Accompanying Information



The Partners
Historic Preservation Properties 1990
     L.P. Tax Credit Fund
Quincy, Massachusetts



      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Historic Preservation Properties 1990 L.P. Tax Credit Fund as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996 included in this Form 10-K and have issued our report thereon dated March 4, 1997. Our audits were made for the purpose of forming an opinion on the 1996 and 1995 basic consolidated financial statements taken as a whole. The supplemental schedule is the responsibility of the Partnership's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements as a whole.
Lefkowitz, Garfinkel, Champi & DeRienzo P.C.



Providence, Rhode Island
March 4, 1997


           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                                    SCHEDULE
              REAL ESTATE & ACCUMULATED DEPRECIATION DECEMBER 31, 1996
                                  IN THOUSANDS
                                         Csts Capital
                         Initial Costs  Subseq to Acq    Gross Amounts

                                                                                        Date of
                               Bldg                            Bldg            Accum    Construct Date  Deprec
Descript and    Encum-         Improve Improve- Carrying      Improve- Total   Deprec   Rehabili- Int   Life
Ownership %     brances   Land  ments   ments    Costs   Land  ments  (Note 2) (Note 3) tation    Acct  (Years)

Residential/Building/Inn
Henderson's Wharf Baltimore L.P.
Baltimore, Maryland
99.9% (Note 5)  $5,904   $   97   $6,715  $8,463 $350  $  97  $15,178 $15,275 $ 2,195 9/90   7/20/90  40





Marina

Henderson's Wharf Marina L.P.
 Baltimore, Maryland

98% (Notes 6 and 7)
                  $219     1,187       0      103   79   387     103      490     135 N/A    7/20/90  34

                $6,123 $   1,284  $6,715   $8,566 $429 $ 484 $15,265  $15,765 $ 2,365

Note 1:   The aggregate cost of each property on a tax basis net        Note 2: The changes in total costs of land,
of the reduction due to rehabilitation tax credits.                     building and improvements due to the
                                                                        rehabilitation tax credit at December  31
                                                                        are as follows:

                                1996       1995          1994                                       1996    1995   1994

Henderson's Wharf Baltimore$  14,723     $14,281       14,281            Bal at the beg of period $15,340 $15,340 $15,328

Henderson's Wharf Marina         549         527          527            Additions:

          Total              $15,272   $  14,808    $  14,808               Land, Bldg & Improv       465       0      12
                                                                                                  $15,765 $15,340 $15,340
Note 3:   The changes in accumulated depreciation for the years ended    Note 4:   This schedule excludes furniture and
December 31 are as follows:                                              equipment with a cost of approximately $961,000
                                                                         $64,000 and accumulated depreciation of approximately
                                                                         $737,000 and $617,000 at December 31, 1996 and 1995
                                                                         respectively.
                                1996        1995         1994


Balance at beginning of period $1,956   $  1,554     $   1,152

  Depreciation during the year
   Buildings & Improvements       409        402           402

                               $2,365     $1,956      $  1,554


Note 5:    In 1996, the Partnership refinanced the seller financing on the Henderson's Wharf Baltimore property with third party financing of
$6,000,000.   For additional information, see the footnotes to financial statements.

Note 6:     In 1996, the minority interest holder in the Henderson's Wharf
Marina property redeemed its interest for a $225,000 mortgage on the property.
The transaction resulted in a reduction of basis of approximately $40,000.   For
additional information. see the footnotes to
the financial statements.

Note 7: The Partnership has provided for a reserve for realization of Marina Land and Improvements of approximately $846,000 net of accumulated depreciation, based on fair market determined by independent appraisal and priority distribution of proceeds from capital transactions as provided for in The Third Amended and Restated Agreement of Limited Partnership.
