Form 10-Q
period 1997-03-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1997-05-15
CIK 857004

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the quarter ended    March  31, 1997
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

                           FORM 10-Q

                         MARCH 31, 1997

                       TABLE OF CONTENTS




                                                            Page


PART  I  -  FINANCIAL INFORMATION

        Financial Statements

          Consolidated Balance Sheets                         3

          Consolidated Statements of Operations               4

          Consolidated Statements of Partners' Equity
            (Deficiency)                                      5

          Consolidated Statements of Cash Flows               6

          Notes to Consolidated Financial Statements          7-10

          Management's Discussion and Analysis of Financial
             Condition and Results  of  Operations           11-12

PART   II   -     OTHER     INFORMATION                      13

          Signatures                                         14



          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                            CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 1997 AND DECEMBER 31, 1996

                                  ASSETS

                                                1997         1996
                                            (Unaudited)
INVESTMENT IN REAL ESTATE:
  Building and building improvements        $15,178,365   $15,178,365
  Land                                           97,034        97,034
  Furniture and equipment                       961,236       961,236
  Marina - land and improvements              1,340,258     1,335,858
  Deferred evaluation and acquisition cost    1,102,600     1,102,600
                                            -----------   -----------
                                             18,679,493    18,675,093
     Less accumulated depreciation            3,411,103     3,267,294
                                            -----------   -----------
                                             15,268,390    15,407,799
  Reserve for realization of Marina
     land and improvements                     (845,672)     (845,672)
                                             ----------    ----------
                                             14,422,718    14,562,127

CASH AND CASH EQUIVALENTS, including
   security  deposit cash (1997, $95,064;
         1996, $94,364)                          565,369      478,898
ESCROW DEPOSITS                                  147,892      100,204
DEFERRED COSTS, net of accumulated
        amortization (1997, $21,049;
         1996, $16,192)                          173,239      178,096
OTHER ASSETS                                      72,861       72,879
                                              ----------  -----------
                                             $15,382,079  $15,392,204
                                             ===========  ===========

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Notes payable                             $  6,087,687  $ 6,123,084
  Accrued expenses and other liabilities         387,014      303,840
  Security deposits                               91,070       88,767
                                              ----------  -----------
          Total liabilities                    6,565,771    6,515,691
                                              ----------  -----------
COMMITMENTS  (Notes 4 and 5)

PARTNERS' EQUITY
  Limited Partners' Equity-Units of Investor
     Limited Partnership Interest, $1,000 stated
      value  per unit-issued and
      outstanding - 16,361 units               8,870,506    8,930,109
  General Partner's deficiency                   (54,198)     (53,596)
                                              ----------   ----------
          Total partners' equity               8,816,308    8,876,513
                                             -----------  -----------
                                             $15,382,079  $15,392,204
                                             -----------  -----------



     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                1997         1996
                                            (Unaudited)   (Unaudited)

REVENUES:
  Rental and related income                 $   681,721       607,440
  Interest and other income                       6,189         2,729
                                            -----------   -----------
                                                687,910       610,169
                                            -----------   -----------
EXPENSES:
  Operating and administrative                   39,893        50,101
  Property operating expenses                   431,193       462,669
  Professional fees                               8,618        15,046
  Depreciation and amortization                 148,666       141,892
                                            -----------   -----------
                                                628,370       669,708
                                            -----------   -----------
INCOME (LOSS) FROM OPERATIONS                    59,540       (59,539)

INTEREST EXPENSE                               (119,745)     (177,362)

MINORITY INTEREST IN LOSS ON MARINA VENTURE           -         3,344
                                            -----------   -----------
NET  LOSS                                   $   (60,205)   $ (233,557)
                                            -----------   -----------
NET LOSS ALLOCATED TO GENERAL PARTNER       $      (602)   $   (2,336)
                                            -----------   -----------
NET LOSS ALLOCATED  TO  LIMITED  PARTNERS   $  ( 59,603)   $ (231,221)

NET LOSS PER UNIT OF INVESTOR LIMITED PARTNERSHIP
   INTEREST,  BASED  ON 16,361 UNITS
   OUTSTANDING                              $     (3.64)   $   (14.13)



     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND

                    THE YEAR ENDED DECEMBER 31, 1996



                             Units of
                             Investor       Investor
                             Limited        Limited       General
                             Partnership    Partners'     Partner's
                             Interest       Equity        (Deficiency)   Total

BALANCE, December 31, 1995      16,361   $  9,186,508    $  (51,006)   $9,135,502

    Net  loss                        -       (256,399)       (2,590)     (258,989)
                                ------   ------------    -----------   -----------
BALANCE,  December  31, 1996    16,361      8,930,109       (53,596)    8,876,513

     Net   loss  (Unaudited)         -     (   59,603)         (602)     ( 60,205)
                                ------   ------------    -----------   -----------
BALANCE, March 31, 1997
    (Unaudited)                 16,361   $  8,870,506    $  (54,198)  $ 8,816,308
                                ------   ------------    -----------  ------------


     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                              (UNAUDITED)

                                              1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $  (60,205)  $   (233,557)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization          148,666        141,892
    Minority interest in loss on
      Marina Venture                             -         (3,344)
    Increase in accrued expenses and
     other liabilities                      85,477         64,520
    Increase in escrow deposits            (47,688)       (69,839)
    Decrease in other assets                    18        120,846
                                         ----------   ------------
    Net  cash  provided  by
      operating activities                 126,268         20,518
                                         ----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture and equipment             -         (3,975)
    Additions to building and building
     improvements                                -       (443,012)
 Additions to marina-land and
     improvements                           (4,400)             -
                                         ----------   ------------
 Net   cash   used   in
     investing activities                   (4,400)      (446,987)
                                         ----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from  refinancing                  -      6,000,000
     Payment of mortgage payable           (35,397)    (5,590,418)
     Additions to deferred costs                 -       (129,197)
                                         ----------   ------------
Net  cash  provided  by (used in)
     financing activities                  (35,397)       280,385
                                         ----------   ------------
NET INCREASE (DECREASE) IN CASH             86,471       (146,084)

CASH, BEGINNING OF PERIOD                  478,898        474,835
                                         ---------    ------------
CASH, END OF PERIOD                       $565,369       $328,751
                                         ---------    ------------
SUPPLEMENTAL CASH  FLOW INFORMATION:
   Cash paid for interest                 $119,745       $157,649
                                         ---------    ------------


     NON-CASH INVESTING AND FINANCING ACTIVITY:

    On February 27, 1996, the Partnership redeemed the minority interest in the Marina Venture by issuing a $225,000 note payable. The transaction resulted in a $39,981 reduction of the basis in the marina property.


The accompanying notes are an integral part of these financial statements.

(1)    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 for Historic Preservation Properties 1990 L.P. Tax Credit Fund (HPP'90), as filed with the Securities and Exchange Commission.

(2)    Organization and General Partner - BHP II

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

      Boston Historic Partners II Limited Partnership (BHP II), a Delaware limited partnership, is the general partner of HPP'90. BHP II was formed in June 1989 for the purpose of organizing, syndicating, and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships).

(3)    Investment in Real Estate

      During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

     Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 152 indoor parking spaces and a 38 room inn located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of March 31, 1997.

      HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

     The renovation of the residential units was substantially complete and a certificate of occupancy was received on December 31, 1990. The Building Venture commenced lease-up in 1991 and has been fully operational since 1992. For the quarter ending March 31, 1997, the average economic occupancy for the residential units was 97% and the average occupancy for the inn was 59%.

     On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4).

      HPP'90's operations, principally accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. During the three months ending March 31, 1997, the Building Venture distributed $69,000 to HPP'90.

      Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a
1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $247,219 as of March 31, 1997.


                                     7
(3)   Investment in Real Estate (Continued)

     HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

      The Marina Venture had operated a minimal number of slips since 1991 due to the significant repairs necessary to be fully operational. During 1996, the Marina Venture added $23,049 of utility, safety and other improvements. During the first quarter of 1997, the Marina Venture added additional improvements totaling $4,400, increasing the number of fully operational slips to 240. Further repairs are still needed to bring the entire marina to full operation.

      The Building Venture and the Marina Venture are collectively referred to as "the Ventures".

       Under the Second Amended and Restated Agreements of Limited Partnership dated February 1, 1991 of Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P., Henderson's Wharf Development Corporation
(HWDC),  a Delaware corporation wholly owned by HPP'90, was admitted  as  a general  partner of the Ventures and Hillcrest Management,  Inc.  (HMI),  a
Massachusetts     corporation,   was    admitted  as  the  Limited Partner
of   the   Ventures   and    became   a   minority   interest   holder
in the Venture. On August 1, 1991 the Second Amended and Restated Agreement of the Limited Partnership of Henderson's Wharf Marina, L.P. was amended. The amendment provided for the withdrawal by HPP'90 as a general partner. Consequently, HWDC became the sole general partner in the Marina Venture. HPP'90 and HWDC are collectively referred to as the "Henderson's General Partners."

      On December 31, 1992, the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P. was executed. HWFP, Inc. (HWFP), a Maryland corporation and the original holder of the purchase money note relating to the purchase of the marina property, received a 50% limited partnership interest in the Marina Venture and became the holder of a minority interest. Concurrently, HMI withdrew as a limited partner in the Marina Venture, HPP'90's limited partnership interest in the Marina Venture was reduced to 49% and HWDC retained a 1% general partnership interest in the Marina Venture. The minority interest granted was recorded at fair market value based on an independent appraisal and a priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership.

      During the year ended December 31, 1992, based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership reserved against its investment in the marina land and improvements in the amount of $845,672. Consequently, the property is carried at the lower of cost or net realizable value at March 31, 1997.

      In accordance with the termination of all HMI contracts (see Note 5), effective January 1, 1995 HMI also withdrew from the Building Venture as a
 .1% limited partner and was replaced by HWDC.

      Generally, allocations of net profits and losses as well as cash flow of the Building Venture and Marina Venture are allocated in accordance with the Second Amended and Restated Agreement of Limited Partnership and Third Amended and Restated Agreement of Limited Partnership, respectively, as defined in the agreements.

      On February 27, 1996, the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina property (see Note 4). As a result of this redemption, HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of redemption.

(4)  Notes Payable

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



(4)  Notes Payable (Continued)

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

      As mentioned in Note 3, on February 27, 1996, HPP'90, HWDC and HWFP entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina property. The note bears interest at 7.50%, matures in March 2006, and requires monthly principal and interest payments in the amount of $2,086 which commenced April 1996. The transaction resulted in a $39,981 reduction of basis in the marina property. HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of the redemption.

      Approximate aggregate annual maturities of the deed of trust note and promissory note for each of the next five years are as follows:

          Year Ending December 31,         Amount

                 1998                      157,425
                 1999                      170,212
                 2000                      183,997
                 2001                      198,985
                 2002                      215,530

(5)  Transactions With Related Parties, Commitments and Contingencies

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

     Effective July 31, 1993, the Ventures terminated their respective Management Agreement and Inn Lease with HMI.

      During October 1994, HPP'90 and HMI agreed in principle to an agreement whereby the parties would settle their differences to put to rest all further controversy and to avoid substantial expense of burdensome and protracted litigation. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108. The Settlement Payments required an initial payment of $36,000 due on January 27, 1995 and require monthly payments of $3,221 commencing September 1995 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments


                                     9
(5)   Transactions  With  Related  Parties, Commitments  and  Contingencies
(Continued)

are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. As of March 31, 1997 and December 31, 1996, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $173,913 and $183,576, respectively.

      On August 23, 1993, the Ventures hired McKenna Management Associates,
Inc. (McKenna) as the independent onsite property management company.   The
management agreement with McKenna originally expired in August 1995 and was extended until October 31, 1995. The agreement required the payment of $9,000 per month for the first year and $7,650 per month for the second year  from  the  Ventures.  On November 1, 1995, the  Building  and  Marina
Venture   entered  into  property  management  contracts   with   Claremont
Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provide for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expire on June 30, 1997, and are automatically extended on a year-to-year basis unless otherwise
terminated  as  provided  for  in  the  agreements.   A  condition  of  the
agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. As of March 31, 1997, the Ventures' operating cash and contingency reserves totaled $265,635. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartment, inn and marina operations through December 31, 1995.

      Management fees paid to CMC by the Ventures totaled $36,600, and $30,054 for the quarters ending March 31, 1997, and 1996, respectively.

      On  July  1,  1993, HPP'90 engaged Portfolio Advisory Services,  Inc.
(PAS), a Massachusetts corporation, which is related to BHP II through certain common ownership and management, to provide accounting, asset management and investor services. The original contract was for one year and was extended through September 30, 1995. PAS received no fee for its services, however it was reimbursed for all operating costs of providing these services. Expense reimbursements to PAS for the period January 1, 1995 through September 30, 1995 totaled $65,903.

      On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The initial term of the agreement expires on June 30, 1997, and is automatically extended on a year-to-year basis unless terminated as provided for in the agreement. Expense reimbursements to CMC for the quarters ending March 31, 1997 and 1996 totaled $27,460, and $36,663, respectively.

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

(6)  Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, escrow deposits, other assets, accrued expenses and other liabilities, and security deposits at March 31, 1997 and December 31, 1996 approximate their fair values due to their short maturities. The fair value of the notes payable at March 31, 1997 and December 31, 1996 approximate their carrying amounts based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.



           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              MARCH 31, 1997

                                (UNAUDITED)


         Liquidity and Capital Resources. HPP'90 terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of March 31, 1997, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures. The rehabilitation of the Building Venture was intended to qualify for Rehabilitation Tax Credits.

         Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

         As of March 31, 1997, the Ventures and HPP'90 had cash, excluding security deposit cash, of $352,488 and $117,817, respectively. HPP'90's cash is used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash is used to fund operating expenses of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of running the public fund. As mentioned in Note 4 of the financial statements, on February 27, 1996, the Building Venture obtained financing of $6,000,000 at 7.85% which requires principal and interest monthly payments of $49,628 based on a 20 year amortization and matures in March 2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

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

        Results of Operations. The Partnership incurred a total loss under generally accepted accounting principles of $60,205 for the three months ending March 31, 1997, which includes depreciation and amortization of $148,666.

         The Building Venture was fully operational during the entire year. The Marina Venture had operated on a minimal number of its 256 slips since 1991 due to significant repairs necessary to be fully operational. During 1996, the Marina Venture added $23,049 of utility, safety and other improvements. During the first quarter of 1997, the Marina Venture added additional improvements totaling $4,400, increasing the number of fully operational slips to 240. Further repairs are still needed to bring the entire marina to full operation.

         The results of the Partnership's operations in future years should be comparable to 1996 numbers provided the Ventures is able to maintain greater than 95% occupancy in the Apartments and greater than 65% occupancy in the Inn. Expense levels expected to increase with the rate of inflation but, it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.

        In recent years, the occupancy of the apartments has increased from previous years as a result of management's decision to enter into more traditional annual leases. The Apartments have achieved stabilized occupancy with occupancy rates of 97% and 94% for the quarters ending March 31, 1997 and 1996, respectively.

        The average occupancy for the Inn for the quarters ending March 31, 1997 and 1996 was 59% and 57%, respectively.




        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                              MARCH 31, 1997

                                (UNAUDITED)



         The Partnership's net loss for the three months ending March 31, 1997 decreased when compared to the same period in 1996, as a result of increased revenue and a decrease in both operating expenses and interest expense. Rental and related income increased in 1997 compared to 1996, as
a    result   of     increased     occupancy   at   both   the   Inn  and
Apartments and an approximately 9% increase in rents at the Apartments. The decrease in property expenses in 1997 compared to 1996 is primarily due to certain staffing and other efficiencies implemented by management. Interest expense decreased in 1997, as a result of the refinancing at a lower interest rate of the Building Venture's debt in February 1996.

         During 1994, HPP'90 entered into an agreement to make settlement payments to HMI totaling $271,108 which has been recorded in the fourth quarter of 1994. As of March 31, 1997 and December 31, 1996, unpaid settlement Payments included in accrued expenses and other liabilities totaled $173,913 and $183,576, respectively.

           On February 27, 1996, HPP'90 obtained a $6,000,000 deed of trust note with a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,583 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628 which commenced in April 1996. All remaining unpaid principal and interest is due in March 2006. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture. This transaction released approximately 41,057,000 of suspended rehabilitation tax credits to the Partnership from the Building Venture in 1996.

           The Marina Venture requires further rehabilitation to become fully operational. After evaluating the marina over the past few years, the Marina Venture determined that it was in its best interest to restructure the Marina Venture before proceeding with the full development of the marina property.

        Based on the fair market value of the marina land and improvements determined by independent appraisal and priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership reserved $845,672 against its investment in the marina land and improvements as of December 31, 1992. The property is carried at the lower of cost or net realizable value.

         On February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture in return for a $225,000 promissory note secured by the marina property. The note bears interest at 7.50%, matures in March 15, 2006, and requires monthly principal and interest payments in the amount of $2,086. As a result of the redemption of HWFP's interest, HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2%.

         Inflation and Other Economic Factors. Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Ventures are subject to a substantial mortgage debt as of March 31, 1997. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.


        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                       PART II - OTHER INFORMATION

                              MARCH 31, 1997


Item 1.   Legal Proceedings - None.

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

                      HISTORIC PRESERVATION PROPERTIES 1990
                      L.P. TAX  CREDIT FUND

                      By: Boston Historic Partners II Limited Partnership General Partner

                           By:  BHP II Advisors Limited Partnership
                                General Partner

                                By:  Portfolio Advisory Services, II Inc.
                                     General Partner

Date:   May  1,  1997           By:  /s/  Terrence P. Sullivan
                                          Terrence P. Sullivan,
                                          President

                                and


Date:   May  1,  1997           By:  /s/ Terrence P. Sullivan
                                         Terrence P. Sullivan,
                                         General Partner



