Form 10-Q
period 1997-06-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1997-08-14
CIK 857004

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the quarter ended    June 30,  1997
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

                                   	FORM 10-Q

                                 	JUNE 30, 1997

                                	TABLE OF CONTENTS




                                                   												Page


PART  I  -  FINANCIAL INFORMATION

		Financial Statements

		Consolidated Balance Sheets	                                   	3

		Consolidated Statements of Operations					 	                    4

		Consolidated Statements of Partners' Equity (Deficiency)			     5

		Consolidated Statements of Cash Flows			 	                    	 6

		Notes to Consolidated Financial Statements			                 	 7-10

	      Management's Discussion and Analysis of Financial
	      Condition and Results of Operations						                  11-13

PART II  -  OTHER INFORMATION						 	                             14

       Signatures			             					             	              15





            HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                          CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                      	ASSETS

                                          1997	                 1996
	                                    (Unaudited)
INVESTMENT IN REAL ESTATE:
		Building and building improvements	$	15,178,365	         $	15,178,365
		Land			                                 	97,034              		97,034
		Furniture and equipment                	961,787		             961,236
		Marina - land and improvements	       1,354,963		           1,335,858
		Deferred evaluation and acquisition
               cost	                   	1,102,600 	          	1,102,600
						                               ____________           ___________
	                                      18,694,749	          	18,675,093

	Less accumulated depreciation		        3,549,556           		3,267,294
						                               ____________            ___________

                                       15,145,193		          15,407,799

	Reserve for realization of Marina
			land and improvements		               (845,672)            	(845,672)
                                     ____________            __________
 					                                	14,299,521          		14,562,127

CASH AND CASH EQUIVALENTS, including
		security deposit cash (1997, $95,803;
     1996, $94,364)	                     	691,976             		478,898
ESCROW DEPOSITS                         		243,320             		100,204
DEFERRED COSTS, net of accumulated
        amortization (1997, $25,906;
        1996, $16,192)                    168,382	             	178,096
OTHER ASSETS	                            	111,400	              	72,879

                               						$	15,514,599         	$	15,392,204


                       	LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
		Notes payable                    	$	6,051,684             	$	6,123,084
		Accrued expenses and other
      liabilities                     		452,315                 	303,840
		Security deposits	                    	90,893 	               	 88,767
                                    ___________              ___________
					Total liabilities	              	6,594,892              		6,515,691

COMMITMENTS  (Notes 4 and 5)

PARTNERS' EQUITY
		Limited Partners' Equity-Units of Investor
			Limited Partnership Interest, $1,000 stated
			value per unit-issued and outstanding -
   16,361 units	                     	8,972,871               	8,930,109
		General Partner's Deficiency        		(53,164)	               	(53,596)

					Total partners' equity	         	8,919,707	              	8,876,513

                               				$	15,514,599	            $	15,392,204




The accompanying notes are an integral part of these financial statements.



       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

           AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (UNAUDITED)



                                        Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                    1997        1996        1997      1996

REVENUES:
      Rental and related income  $  854,381 $  770,937   $ 1,536,102 $1,378,377
      Interest and other income      10,106      8,395        16,295     11,124
                                 __________ __________   ___________ ___________
                                    864,487    779,332     1,552,397  1,389,501

EXPENSES:
     Operating and administr         46,987     43,958        86,880     94,059
     Property operating expenses    435,429    460,408       866,622    923,077
     Professional fees               16,225     24,386        24,843     39,432
     Depreciation and amortization  143,310    141,891       291,976    283,783
                                  _________  _________     _________   ________
                                    641,951    670,643     1,270,321  1,340,351




INCOME FROM OPERATIONS              222,536    108,689       282,076     49,150

INTEREST EXPENSE                   (119,137)  (121,980)     (238,882)  (299,342)
MINORITY INTEREST IN LOSS
     ON MARINA VENTURE                    -          -             -      3,344
                                 __________ __________      ________   _________

NET INCOME (LOSS)                $  103,399 $  (13,291)     $ 43,194  $(246,848)
                                 __________ __________      ________   _________

NET INCOME (LOSS)  ALLOCATED TO
     GENERAL PARTNER             $   1,034  $     (133)     $    432   $ (2,469)
                                 _________  __________      ________   _________

NET INCOME (LOSS) ALLOCATED TO
     LIMITED PARTNERS            $ 102,365  $  (13,158)     $  42,762 $(244,379)
                                 _________  __________      _________  _________

NET INCOME (LOSS) PER UNIT OF
     INVESTOR  LTD PARTNERSHIP
     INTEREST, BASED ON 16,361
     UNITS OUTSTANDING           $   6.25   $     (.81)     $    2.61  $ (14.94)
                                 _________  ___________     _________  _________



The accompanying notes are an integral part of these financial statements.

        	HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

         	CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

              	FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND

                   	THE YEAR ENDED DECEMBER 31, 1996




                          						Units of
					                           Investor			Investor
					                           	Limited			Limited			General
                       						Partnership			Partners'	Partner's
						                          Interest			Equity		 (Deficiency)  	Total


BALANCE, December 31, 1995     	16,361	 $	9,186,508 	$	(51,006)  	$	9,135,502

	Net loss                        				-	   	(256,399)  		(2,590)    		(258,989)
                           ___________  ___________  _________    ___________
BALANCE, December 31, 1996    		16,361	  	8,930,109  		(53,596)		   8,876,513

	Net income (Unaudited)            		-		     42,762	     	432	        	43,194
                           ___________  ___________  _________    ___________
BALANCE, June 30
	(Unaudited)                 			16,361	$	8,972,871 	$	(53,164)   	$	8,919,707
                           ___________  __________   _________    ___________





The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  	CONSOLIDATED STATEMENTS OF CASH FLOWS

              	FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                	(UNAUDITED)

                                              						   		1997	      	 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ 43,194    $  (246,848)
  Adjustments to reconcile net income (loss) to
		net cash provided by operating activities:
			Depreciation and amortization                    		291,976	      	283,783
			Minority interest in loss on  Marina Venture  	         	-	       	(3,344)
			Increase in accrued expenses and
				other liabilities	                               	150,601        	99,050
			Increase in escrow deposits	                     	(143,116)    		(136,513)
			Decrease (increase) in other assets	              	(38,521) 	     188,067
                                                     ________        _______
					Net cash provided by operating activities      		304,134      		184,195
                                                     ________        _______
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                  		(551)		     (10,909)
  Additions to building and building improvements           -       (443,012)
  Additions to marina-land and improvements 	        	(19,105)	            -
                                                     ________        _______
	Net cash used in investing activities	              	(19,656)	    	(453,921)
                                                     ________        ________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from refinancing                    		           -	      6,000,000
  Payment of mortgage payable	                             	-		    (5,590,418)
  Principal payments of mortgage payable              (71,400)        (33,389)
  Additions to deferred costs                             		-	       (143,166)
						                                               ________        ________
					Net cash provided by (used in) financing
            activities	                              	(71,400)	       233,027
                                                     ________        ________
NET INCREASE (DECREASE) IN CASH	                     	213,078	        (36,699)

CASH, BEGINNING OF PERIOD                           		478,898         474,835
                                                     ________        ________
CASH, END OF PERIOD                                	$	691,976      	$	438,136
                                                     ________        ________
SUPPLEMENTAL CASH  FLOW INFORMATION:
  Cash paid for interest                           	$	238,882	      $	279,542
                                                     ________        ________


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

         HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997

                              (UNAUDITED)



(1)    Basis of Presentation

     	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 for Historic Preservation Properties 1990 L.P.Tax Credit Fund (HPP'90), as filed with the Securities and Exchange Commission.

    	Certain amounts in the 1996 statement of operations have been reclassified to conform to their 1997 presentation.

(2)    Organization and General Partner - BHP II

     	Historic Preservation Properties 1990 L.P. Tax Credit Fund (HPP'90) was formed on October 4, 1989 under the Delaware Revised Uniform Limited Partnership Act. The purpose of HPP'90 is to invest in a portfolio of real properties which are intended to qualify for rehabilitation tax credits (Rehabilitation Tax Credits)afforded by Section 47 of the Internal Revenue
Code of 1986, as amended, to rehabilitate such properties (or acquire such properties in the process of rehabilitation and complete such rehabilitation) in a manner intended to render a portion of the costs thereof eligible for Rehabilitation Tax Credits, and to operate such properties.

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

(3)    Investment in Real Estate

     During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

    	Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 152 indoor parking spaces and a 38 room inn located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 9 of which are owned by unrelatedparties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note
(see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of June 30, 1997.

     	HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement and is not required to make additional contributions, although at its sole discretion, may do so.

     	The renovation of the residential units was substantially complete and a certificate of occupancy was received on December 31, 1990. The Building Venture commenced lease-up in 1991 and has been fully operational since 1992. For the quarter ended June 30, 1997, the average economic occupancy for the residential units was 97% and the average occupancy for the inn was 82%.

     	On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4).

     HPP'90's operations, principally accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. During the six months ended June 30, 1997, the Building Venture distributed $141,000 to HPP'90.

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

0                                 JUNE 30, 1997

                                  (UNAUDITED)

(3)   Investment in Real Estate (Continued)

     	Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a 1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $247,219 as of June 30, 1997.

    	HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

    	The Marina Venture had operated a minimal number of slips since 1991 due to the significant repairs necessary to be fully operational. During 1996, the Marina Venture added $23,049 of utility, safety and other improvements. During 1997, the Marina Venture added additional improvements totaling
$19,105, increasing the number of fully operational slips to 224. Further repairs are still needed to bring the entire marina to full operation.

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

    	On December 31, 1992, the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P. was executed. HWFP, Inc. (HWFP), a Maryland corporation and the original holder of the purchase money note relating to the purchase of the marina property, received a 50% limited partnership interest in the Marina Venture and became the holder of a minority interest. Concurrently, HMI withdrew as a limited partner in the Marina Venture,HPP'90's limited partnership interest in the Marina Venture was reduced to 49% and HWDC retained a 1% general partnership interest in the Marina Venture. The minority interest granted was recorded at fair market value based on an independent appraisal and a priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership.

   	During the year ended December 31, 1992, based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership reserved against its investment in the marina land and improvements in the amount of $845,672. Consequently, the property is carried at the lower of cost or net realizable value at June 30, 1997.

   	In accordance with the termination of all HMI contracts (see Note 5), effective January 1, 1995 HMI also withdrew from the Building Venture as a .1% limited partner and was replaced by HWDC.

   	Generally, allocations of net profits and losses as well as cash flow of the Building Venture and Marina Venture are allocated in accordance with the Ventures' respective amended partnership agreements.

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


          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               JUNE 30, 1997

                                (UNAUDITED)

(4)  	Notes Payable (Continued)

    	In conjunction with issuing a purchase money note to the seller, the Building Venture entered into a contingent purchase price promissory note with the seller for $1,250,000. Payment on the note was contingent upon the cash flow (as defined) generated from the sale of apartment units in the Building Venture. The note was unsecured, bore no interest, and had no maturity date. As discussed below, the Building Venture paid off the contingent purchase price promissory note for $109,582 on February 27, 1996.

    	On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the then outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bears interest at 7.85%, amortizes over a 20-year schedule and requires monthly principal and interest payments in the amount of $49,628, which commenced April 1996 with the remaining unpaid principal and interest due in March 2016. Under the deed of trust note, the lendr has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

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

    	Effective July 31, 1993, the Ventures terminated their respective Management Agreement and Inn Lease with HMI.


             HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   JUNE 30, 1997

                                    (UNAUDITED)


(5)	Transactions With Related Parties, Commitments and Contingencies (Continued)

   	During October 1994, HPP'90 and HMI agreed in principle to an agreement whereby the parties would settle their differences to put to rest all further controversy and to avoid substantial expense of burdensome and protracted litigation. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108. The Settlement Payments required an initial payment of $36,000 due on January 27, 1995 and require monthly payments of $3,221 commencing September 1995 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders.
No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. As of June 30, 1997 and December 31, 1996, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $164,251 and $183,576, respectively.

   	On August 23, 1993, the Ventures hired McKenna Management Associates, Inc. (McKenna) as the independent onsite property management company. The management agreement with McKenna originally expired in August 1995 and was extended until October 31, 1995. The agreement required the payment of $9,000 per month for the first year and $7,650 per month for the second year from the Ventures. On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management
Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provide for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expire on June 30, 1997, and are automatically extended on a year-to-year basis unless otherwise terminated as provided for in the agreements. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. As of June 30, 1997, the Ventures' operating and contingency reserves totaled $388,994. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartment, inn and marina operations through December 31, 1995.

   	Management fees paid to CMC by the Ventures totaled $72,535, and $60,108 for the six months ended June 30, 1997, and 1996, respectively.

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

    On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The initial term of the agreement expires on June 30, 1997, and is automatically extended on a year-to-year basis unless terminated as provided for in the agreement. Expense reimbursements to CMC for the six months ended June 30, 1997 and 1996 totaled $59,237 and $67,563, respectively.

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

(6)  Fair Value of Financial Instruments

    	The carrying amounts of cash and cash equivalents, escrow deposits, other assets, and accrued expenses and other liabilities, and security deposits at June 30, 1997 and December 31, 1996 approximate their fair values due to their short maturities. The fair value of the notes payable at June 30, 1997 and December 31, 1996 approximate their carrying amounts based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.


             HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             JUNE 30, 1997

                              (UNAUDITED)


     	Liquidity and Capital Resources. HPP'90 terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of June 30, 1997, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures. The rehabilitation of the Building Venture was intended to qualify for Rehabilitation Tax Credits.

      Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

    	As of June 30, 1997, the Ventures and HPP'90 had cash, excluding security deposit cash, of $488,529 and $107,644, respectively. HPP'90's cash is used primarily to fund general and administrative expenses of running the public fund. The Ventures' cash is used to fund operating expenses of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of running the public fund. As mentioned in Note 4 of the financial statements, on February 27, 1996, the Building Venture obtained financing of $6,000,000 at 7.85% which requires principal and interest monthly payments of $49,628 based on a 20 year amortization and matures in March 2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

    	HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90. During the six months ended June 30, 1997, the building venture distributed $141,000 to HPP'90.

  	 Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketableequity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by its lenders.

	  	Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

   		Results of Operations.   The Building Venture was fully operational
during the entire year.  The Marina Venture had operated on a minimal number of its 256 slips since 1991 due to significant repairs necessary to be fully operational. During 1996, the Marina Venture added $23,049 of utility, safety and other improvements.  During 1997, the Marina Venture added additional improvements totaling $19,105, increasing the number of fully operational slips to 224.  Further repairs are still needed to bring the entire marina to full operation.

  		The results of the Partnership's operations in future years should be comparable to 1996 numbers provided the Building Venture is able to maintain greater than 95% occupancy in the Apartments and greater than 65% occupancy in the Inn. Expense levels expected to increase with the rate of inflation but, it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.

  		In recent years, the occupancy of the apartments has increased from previous years as a result of management's decision to enter into more traditional annual leases.  The Apartments have achieved stabilized occupancy with economic occupancy rates of 97% and 94% for the quarters ended June 30,
1997 and 1996, respectively.

  		The average occupancy for the Inn for the quarters ended June 30, 1997 and 1996 was 82% and 79%, respectively.


         HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                             JUNE 30, 1997

                              (UNAUDITED)



		The Partnership reported net income of $103,399 for the three months ended
June 30, 1997, as compared to a net loss of $13,291 for the same period in the prior year.  This increase in net income is attributable to an increase in rental and related income and a decrease in both property operating and professional fee expenses.  The Partnership reported net income of $43,194 for the six months ended June 30, 1997, as compared to a net loss of $246,848 for the same period in 1996.  This increase in net income is attributable to an increase in rental and related income and decreases in property operating, professional fee and interest expenses.  Rental and related income increased for the three months ended June 30, 1997, as well as for the six months ended
June 30, 1997, when compared to the same periods in 1996, as a result of increased occupancy and rate increases at both the Inn and Apartments.  The
Inn's average room rate increased by approximately 4%, while the Apartments rental rates increased by approximately 7%.  Property operating expenses decreased in the first two quarters of 1997, compared to the same periods in 1996, as a result of certain staffing and other efficiencies implemented by management.  The decrease in professional fees and interest expense in 1997, compared to 1996 is a result of the mortgage debt refinancing in
February 1996.  The 1996 refinancing provided for the payment of the
$15,000 consulting fee to HMI and the reduction of the Building Venture's interest rate from 10% to 7.85%

		During 1994, HPP'90 entered into an agreement to make settlement payments to HMI totaling $271,108 which has been recorded in the fourth quarter of
1994.  As of June 30, 1997 and December 31, 1996, unpaid settlement Payments included in accrued expenses and other liabilities totaled $164,251 and
$183,576, respectively.

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

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

     FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                          JUNE 30, 1997

                           (UNAUDITED)



		Inflation and Other Economic Factors. Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue.  The assets of the
Partnership are highly leveraged in view of the fact that the
Ventures are subject to a substantial mortgage debt as of June 30, 1997.
Operating expenses and rental revenues of each property are subject to inflationary factors.  Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the
Partnership could be adversely affected.  Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.  High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations.  Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect.  Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.


          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                      	PART II - OTHER INFORMATION

                             	JUNE 30, 1997


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

				HISTORIC PRESERVATION PROPERTIES 1990
				L.P. TAX  CREDIT FUND

				By:	Boston Historic Partners II Limited Partnership
   					General Partner

   					By:	BHP II Advisors Limited Partnership
	      					General Partner

		      				By:	Portfolio Advisory Services, II Inc.
  					       		General Partner

Date:  August 1, 1997	         					 By:	  /s/ Terrence P. Sullivan
								                                   Terrence P. Sullivan,
                                       				President

                              						and


Date:  August 1, 1997          					By:	  /s/ Terrence P. Sullivan
							                                   Terrence P. Sullivan,
							                                   General Partner



