Form 10-Q
period 1997-09-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1997-11-14
CIK 857004

UNITED STATES PRIVATE
	SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    September 30, 1997
			or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            	FORM 10-Q

                        	SEPTEMBER 30, 1997

                         TABLE OF CONTENTS



                                          												Page


PART  I  -  FINANCIAL INFORMATION

         			Financial Statements

          		 Consolidated Balance Sheets                                   3

            	Consolidated Statements of Operations			                 		 	 4

           		Consolidated Statements of Partners'
             Equity (Deficiency)	                                      		  5

            	Consolidated Statements of Cash Flows	 		 		                  6

           		Notes to Consolidated Financial Statements 	               7-11

  	      		Management's Discussion and Analysis of
           Financial Condition and Results of Operations		             12-14

PART II    OTHER INFORMATION		                    					 	                 15

           Signatures 						                            	                 16




     HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED BALANCE SHEETS

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                ASSETS

                                                      1997             1996

                                                  (Unaudited)
INVESTMENT IN REAL ESTATE
  Building and building
   improvements                                    $15,178,365     $15,178,365
  Land                                                  97,034          97,034
  Furniture and equipment                              961,236         961,236
  Marina - land and improvements                     1,354,963       1,335,858
  Deferred evaluation and acquisition
   cost                                              1,102,600       1,102,600
                                                    ----------      ----------
                                                    18,694,198      18,675,093
  Less accumulated depreciation                      3,690,812       3,267,294
                                                    ----------      ----------
                                                    15,003,386      15,407,799
  Reserve for realization of
   Marina-land and improvements                      (845,672)       (845,672)
                                                   -----------      ----------
                                                    14,157,714      14,562,127

CASH AND CASH EQUIVALENTS, including
  security deposit cash (1997, $89,534;
  1996, $94,364)                                       656,535         478,898
ESCROW DEPOSITS                                        101,320         100,204
DEFERRED COSTS, net of accumulated
		amortization (1997, $28,926; 1996, $16,192)          153,760         178,096
OTHER ASSETS                                           161,458          72,879
                                                   -----------     -----------
                                                   $15,230,787     $15,392,204
                                                   ===========     ===========

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
	Notes payable                                      $5,802,437      $6,123,084
	Accrued expenses and other liabilities                313,052         303,840
	Security deposits                                      81,066          88,767
                                                     ---------       ---------
        		Total liabilities                          6,196,555       6,515,691
                                                     ---------       ---------

COMMENTS (NOTES 4 and 5)

PARTNERS' EQUITY
 	Limited Partners' Equity- Units of Investor
	  	Limited Partnership Interest, $1,000 stated
   	value per unit-issued and outstanding -
    16,361 units	                                    9,086,251       8,930,109
	General Partner's Deficiency                          (52,019)        (53,596)
                                                   -----------     -----------

	Total partners' equity                              9,034,232       8,876,513
                                                   -----------     -----------
                                                   $15,230,787     $15,392,204
                                                   ===========     ===========

The accompanying notes are an integral part of these financial statements.

         HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                   CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                             (UNAUDITED)



                                   Three Months            Nine Months
                                Ended September 30,    Ended September 30,
                                -------------------    -------------------

                                 1997      1996            1997      1996
                                --------  --------       ---------  ---------
REVENUES:
  Rental and related income     $870,031  $785,123      $2,406,133 $2,163,500
  Interest and other income       11,496     8,995          27,791     20,119
                                --------  --------      ---------- ----------
                                 881,527   794,118       2,433,924  2,183,619
                                --------   -------       ---------  ---------
EXPENSES:
  Operating and administrative    49,902    44,949         136,782    139,008
  Property operating expenses    441,056   416,413       1,307,678  1,339,490
  Professional fees               11,475     7,176          36,318     46,608
  Depreciation and amortization  146,114   153,166         438,090    436,949
                                 -------   -------        --------   --------
                                 648,547   621,704       1,918,868  1,962,055
                                 -------   -------       ---------  ---------
INCOME FROM OPERATIONS           232,980   172,414         515,056    221,564

OTHER EXPENSE:
  Interest Expense              (118,455) (121,370)       (357,337)  (420,712)

MINORITY INTEREST IN LOSS
  ON MARINA VENTURE                    -         -               -      3,344
                                ---------  --------       ---------   --------
NET INCOME (LOSS)               $114,525   $51,044        $157,719  $(195,804)
                                ========   =======        ========  ==========
NET INCOME (LOSS)  ALLOCATED
  TO GENERAL PARTNER            $  1,145   $   511        $  1,577  $  (1,958)
                                --------   -------        --------  ----------
NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS           $113,380  $ 50,533        $156,142  $(193,846)
                                ========  ========        ========  ==========

NET INCOME (LOSS) PER UNIT OF
  INVESTOR  LIMITED PARTNERSHIP
  INTEREST, BASED ON 16,361
  UNITS OUTSTANDING            $    6.93  $   3.09      $     9.54  $  (11.85)
                               =========  ========      ==========  ==========

The accompanying notes are an integral part of these financial statements.



       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND

                  THE YEAR ENDED DECEMBER 31, 1996


                            Units of
                            Investor    Investor
                            Limited     Limited     General
                          Partnership  Partners'   Partner's
                           Interest     Equity    Deficiency     Total
                          -----------  ---------  ----------   ---------

BALANCE,December 31,1995      16,361  $9,186,508  $  (51,006)  $9,135,502

   Net loss                        -    (256,399)     (2,590)    (258,989)
                              ------  ----------- -----------  -----------

BALANCE,December 31,1996      16,361   8,930,109     (53,596)   8,876,513

   Net income (Unaudited)          -     156,142       1,577      157,719
                              ------   ---------  ----------   ----------
BALANCE, September 30,1997
	(Unaudited)                  16,361  $9,086,251  $  (52,019)  $9,034,232
                              ======  ==========  ===========  ==========

The accompanying notes are an integral part of these financial statements.

5

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                           (UNAUDITED)


                                                    1997          1996
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 	Net income (loss)                              $ 157,719     $(195,804)
 	Adjustments to reconcile net loss to
		net cash provided by operating activities:
			Depreciation and amortization                   438,090       436,949
			Minority interest in loss on Marina Venture           -        (3,344)
			Increase (decrease) in accrued expenses and
  			other liabilities                               1,511       (59,927)
			Decrease (increase) in escrow deposits           (1,116)       24,780
 		Decrease (increase) in other assets             (88,580)       66,214
                                                 ----------    ----------
 				Net cash provided by operating activities     507,624       268,868
                                                 ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
		Purchase of furniture and equipment                    -       (19,112)
		Additions to building and improvements                 -      (443,012)
		Additions to marina land and improvements        (19,105)      (21,499)
                                                  ---------     ---------
				Net cash used in investing activities          (19,105)     (483,623)
                                                  ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 	Proceeds from refinancing                              -     6,000,000
 	Payment of mortgage payable                            -    (5,590,418)
 	Principal payments of mortgage payable          (320,647)      (67,248)
 	Decrease (increase) in deferred costs              9,765      (143,166)
                                                  ---------   -----------
 			Net cash provided (used) by financing
      activities                                  (310,882)      199,168
                                                  ---------    ---------
NET INCREASE (DECREASE) IN CASH                    177,637       (15,587)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     478,898       474,835
                                                  --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 656,535     $ 459,248
                                                 =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
		Cash paid for interest                         $ 358,022     $ 400,824
                                                 =========     =========
NON-CASH INVESTING AND FINANCING ACTIVITY:

		On February 27, 1996, the Partnership redeemed the minority interest in the
Marina Venture by issuing a $225,000 note payable.  The transaction resulted in a $39,981 reduction of the basis in the marina property.

	The accompanying notes are an integral part of these financial statements.

6

(1)    Organization and General Partner - BHP II

	Historic Preservation Properties 1990 L.P. Tax Credit Fund (HPP'90) was formed on October 4, 1989 under the Delaware Revised Uniform Limited Partnership Act. The purpose of HPP'90 is to invest in a portfolio of real properties which qualified for rehabilitation tax credits (Rehabilitation Tax Credits) afforded by Section 47 of the Internal Revenue Code of 1986, as amended, to rehabilitate such properties (or acquire such properties in the process of rehabilitation and complete such rehabilitation) in a manner intended to render a portion of the costs thereof eligible for Rehabilitation Tax Credits, and to operate such properties.

	Boston Historic Partners II Limited Partnership (BHP II), a Delaware limited partnership, is the general partner of HPP'90. BHP II was formed in June 1989 for the purpose of organizing, syndicating, and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships).

(2)    Basis of Presentation

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 for HPP'90, as filed with the Securities and Exchange Commission.

	Certain amounts in the 1996 statement of operations have been reclassified to conform to their 1997 presentation.

(3)    Investment in Real Estate

	During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

	Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 152 indoor parking spaces and a 38 room inn located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of September 30, 1997.

	HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement and is not required to make additional contributions, although at its sole discretion, may do so.

	The renovation of the residential units was substantially complete and a certificate of occupancy was received on December 31, 1990. The Building Venture commenced lease-up in 1991 and has been fully operational since 1992. For the quarter ended September 30, 1997, the average economic occupancy for the residential units was 96% and the average occupancy for the inn was 78%.

	On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4).

	HPP'90's operations, principally accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. During the nine months ended September 30, 1997, the
Building Venture distributed to HPP'90 $216,000 to fund general and administrative costs and $210,000 for cash reserves of the Partnership.


7

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        SEPTEMBER 30, 1997

                            (UNAUDITED)

(3)   Investment in Real Estate (Continued)

	Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

	Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a
1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $247,219 as of September 30, 1997.

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

	During the year ended December 31, 1992, based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership reserved against its investment in the marina land and improvements in the amount of $845,672. Consequently, the property is carried at the lower of cost or net realizable value at September 30, 1997.


	In accordance with the termination of all HMI contracts (see Note 5), effective January 1, 1995 HMI also withdrew from the Building Venture as a limited partner and was replaced by HWDC.

	Generally, allocations of net profits and losses as well as cash flow of the Building Venture and Marina Venture are allocated in accordance with the Ventures' respective amended partnership agreements.

8
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        SEPTEMBER 30, 1997

                           (UNAUDITED)

(3)   Investment in Real Estate (Continued)

	On February 27, 1996, the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina property As a result of this redemption, HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of redemption. On September 30, 1997, the Marina Venture settled in full the promissory note payable to HWFP. (See Note 4).

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

	On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the then outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bears interest at 7.85%, amortizes over a 20-year schedule and requires monthly principal and interest payments in the amount of $49,628, which commenced April 1996 with the remaining unpaid principal and interest due by March 2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

	As mentioned in Note 3, on February 27, 1996, HPP'90, HWDC and HWFP entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina property. The note bore interest at 7.50%, originally matured in March 2006, and required monthly principal and interest payments in the amount of $2,086 which commenced April 1996. The transaction resulted in a $39,981 reduction of basis in the marina property. HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of the redemption.

	On September 30, 1997, the Marina Venture settled in full the remaining outstanding principal balance of $212,532 and all accrued interest due under promissory note payable to HWFP.

	Approximate aggregate annual principal maturities of the deed of trust note for each of the next five years is as follows:

          	Year Ending December 31,                	Amount

                 		1998                         $ 	148,063
	                 	1999	                           160,113
		                 2000	                           173,145
		                 2001	                           187,236
		                 2002	                           202,475

9
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         SEPTEMBER 30, 1997

                            (UNAUDITED)

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

Effective July 31, 1993, the Ventures terminated their respective
Management Agreement and Inn Lease with HMI.

	During October 1994, HPP'90 and HMI agreed in principle to an agreement whereby the parties would settle their differences to put to rest all further controversy and to avoid substantial expense of burdensome and protracted litigation. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108. The Settlement Payments required an initial payment of $36,000 due on January 27, 1995 and require monthly payments of $3,221 commencing September 1995 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of September 30, 1997 and December 31, 1996, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $154,590 and $183,576, respectively.

	On August 23, 1993, the Ventures hired McKenna Management Associates, Inc. (McKenna) as the independent onsite property management company. The management agreement with McKenna originally expired in August 1995 and was extended until October 31, 1995. The agreement required the payment of $9,000 per month for the first year and $7,650 per month for the second year from the Ventures. On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provide for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements are automatically extended on a year-to-year basis in June of each year unless otherwise terminated as provided for in the agreements. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. As of September 30, 1997, the Ventures' operating and contingency reserves totaled $187,247. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartment, inn and marina operations through December 31, 1995.

	Management fees paid to CMC by the Ventures totaled $107,140, and $90,162 for the nine months ended September 30, 1997, and 1996, respectively.


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

10
      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 1997

                             (UNAUDITED)

(5) Transactions With Related Parties, Commitments and Contingencies
(Continued)

	On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement is automatically extended on a year-to-year basis in June of each year unless terminated as provided for in the agreement.
 Expense reimbursements to CMC for the nine months ended September 30, 1997 and 1996 totaled $95,212 and $91,157, respectively.

	According to a provision in one purchase and sale contract of one of three condominiums purchased on February 27, 1996, the purchase price for that condominium is the greater of the seller's outstanding mortgage balance as of the date of purchase or the fair market value of the property determined by independent appraisal through a period extending through June 1, 1999. At the February 27, 1996 closing, the purchase price paid was the then outstanding balance of the seller's mortgage. If, through June 1, 1999, the fair market value is determined to be greater than the amount paid at the closing, the Building Venture will be required to pay the excess of the determined fair market value over the purchase price paid at the closing to the seller. As a part of the purchase agreement, the Building Venture has established a $25,000 collateral escrow in the event that an additional payment has to be made to the seller.

 (6)  Fair Value of Financial Instruments

	The carrying amounts of cash and cash equivalents, escrow deposits, other assets, and accrued expenses and other liabilities, and security deposits at September 30, 1997 and December 31, 1996 approximate their fair values due to their short maturities. The fair value of the notes payable at September 30, 1997 and December 31, 1996 approximate their carrying amounts based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

11
      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        SEPTEMBER 30, 1997

                           (UNAUDITED)


		Liquidity and Capital Resources. HPP'90 terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of September 30, 1997, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures. The rehabilitation of the Building
Venture was intended to qualify for Rehabilitation Tax Credits.

		Such amount contributed in the Building and Marina Ventures represents 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

		As of September 30, 1997, the Ventures and HPP'90 had cash, excluding security deposit cash, of $238,875 and $328,126, respectively. HPP'90's cash is used primarily to fund general and administrative expenses of managing the public fund. The Ventures' cash is used to fund operating expenses of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of managing the public fund.

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

		HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90. During the nine months ended September 30, 1997, the Building Venture distributed $426,000 to HPP'90.

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

		Results of Operations.   The Building Venture was fully operational
during the entire year.  The Marina Venture had operated on a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational.  During 1996, the Marina Venture added $23,049 of utility, safety and other improvements.  During 1997, the Marina Venture added additional improvements totaling $19,105, increasing the number of fully operational slips to 224.  Further repairs are still needed to bring the entire marina to full operation.

		The results of the Partnership's operations in future years should be comparable to 1996 numbers provided the Building Venture is able to maintain greater than 95% occupancy in the Apartments and greater than 65% occupancy in the Inn. Expense levels are expected to increase with the rate of inflation, however, it is anticipated that the monthly rents and the average daily room rate revenues should also increase accordingly.

12
       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                          SEPTEMBER 30, 1997

                             (UNAUDITED)

		In recent years, the occupancy of the apartments has increased from previous years as a result of management's decision to enter into more traditional annual leases.  The Apartments have achieved stabilized occupancy with economic occupancy rates of 96% for the quarters ended September 30, 1997 and 1996, respectively.

		The average occupancy for the Inn for the quarters ended September 30, 1997 and 1996 was 78% and 81%, respectively.

		The Partnership recorded net income of $114,525 for the three months ended September 30, 1997, as compared to a net income of $51,044 for the same period in 1996.  This increase in net income was primarily attributed to an increase in rental and related income.  Furthermore, rental and related income increased primarily due to increased rates at both the Inn and Apartments.
The Inn's average room rate increased by 8% while the Apartments rental rates increased by 9% for the third quarter of 1997, compared to the third quarter in 1996.

		The Partnership recorded net income of $157,719 for the nine months ended September 30, 1997, as compared to a net loss of $195,804 for the same period in 1996.  This increase in net income was primarily due to an increase in revenue and a decrease in interest expense.  The increase in revenue is primarily attributed to increased rates at both the Inn and Apartments.  The
Inn's average room rate increased by 5%, while the Apartments rental rates increased by 7%, for the nine months ended September 30, 1997, compared to the same period in 1996.  The decrease in interest expense is due to the refinancing of the mortgage debt in February 1996, a reduction of the Building
Venture's mortgage interest rate from 10% to 7.85% .

		During 1994, HPP'90 entered into an agreement to make settlement payments to HMI totaling $271,108 which has been recorded in the fourth quarter of 1994. As of September 30, 1997 and December 31, 1996, unpaid settlement payments included in accrued expenses and other liabilities totaled $154,590 and $183,576, respectively.

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

13
     HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

      FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

                       SEPTEMBER 30, 1997

                           (UNAUDITED)

		On February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited
Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture in return for a $225,000 promissory note secured by the marina property. The note bore interest at 7.50%, originally matured in March 15, 2006, and required monthly principal and interest payments in the amount of $2,086. As a result of the redemption of HWFP's interest, HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2%.

		On September 30, 1997, the Marina Venture settled in full the remaining outstanding principal balance of $212,532 and all accrued interest due under the promissory note payable to HWFP.

		Inflation and Other Economic Factors. Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial mortgage debt as of September 30, 1997. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect.
Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

14

         HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                        PART II - OTHER INFORMATION

                           SEPTEMBER 30, 1997


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

15

      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         		HISTORIC PRESERVATION PROPERTIES 1990
                        			L.P. TAX  CREDIT FUND

                       				By:	Boston Historic Partners II Limited Partnership
                          					General Partner

                          					By:	BHP II Advisors Limited Partnership
                             						General Partner

                             						By:	Portfolio Advisory Services II, Inc.
                              					  		General Partner

Date:  November 1, 1997		         				 By:	        /s/ Terrence P. Sullivan
                                           								Terrence P. Sullivan,
                                            							President

                                 						and


Date:  November 1, 1997	           				By:	         /s/ Terrence P. Sullivan
                                             							Terrence P. Sullivan,
                                             							General Partner