Form 10-K
period 1997-12-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1998-03-31
CIK 857004

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K
(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended 		December 31, 1997


[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the transition period from				 to


Commission file Number 	  33-31778


	 Historic Preservation Properties 1990 L.P. Tax Credit Fund

	(Exact name of registrant as specified in its charter)

		Delaware
		04-3066191
		(State or other jurisdiction of			(I.R.S.
Employer
		incorporation or organization)				Identification No.)

	Batterymarch Park II, Quincy, MA 02169
	(Address of principal executive offices)

Registrant's telephone number, including area code 		617-
472-1000


Securities registered pursuant to Section 12(b) of the Act:

			Title of each class					Name of each exchange on
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

	Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
										[x]

	HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND 1997 FORM 10-K ANNUAL REPORT

	TABLE OF CONTENTS

					Sequential
				Page No.	Page No.

PART I

	Item 1   Business	                           K-3	4
	Item 2	Properties	                           K-7 	8
	Item 3	Legal Proceedings                    	K-7	8
	Item 4	Submission of Matters
			to a Vote of Unit Holders	                 K-7	8

PART II

	Item 5	Market for Registrant's
			Units and Related Unit
			Holder Matters                            	K-8	9
	Item 6	Selected Financial Data	              K-9	10
	Item 7	Management's Discussion and
			Analysis of Financial
			Condition and Results of
			Operations	                                K-10	11
	Item 8	Financial Statements and
			Supplementary Data	                        K-13	14
	Item 9	Changes in and Disagreements
			with Accountants on Accounting
			and Financial Disclosure	                  K-13	14

PART III

	Item 10	Director and Executive
			Officer of the Registrant	                K-14	15
	Item 11	Executive Compensation	             K-15	16
	Item 12	Unit Ownership of Certain
			Beneficial Owners and Management	         K-15	16
	Item 13	Certain Relationships and
			Related Transactions                    	 K-16	17

PART IV

	Item 14	Exhibits, Financial Statement
			Schedules and Reports on
			Form 8-K	                                 K-17	18

SIGNATURES                               			 K-25	26

SUPPLEMENTAL INFORMATION                     K-26	27

	DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-K                       Document
	into which Incorporated                   	Incorporated by Reference

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

    	Historic Preservation Properties 1990 L.P. Tax Credit
Fund (the Partnership or HPP'90), a Delaware limited partnership, was organized under the Delaware Revised Uniform Limited Partnership Act on October 4, 1989 for the purpose of investing in a portfolio of real properties for which the cost of rehabilitating acquired properties qualified for rehabilitation tax credits (Rehabilitation Tax Credits) afforded by Section 47 of the Internal Revenue Code of 1986, as amended (the Code), and rehabilitating such properties (or acquiring such properties in the process of rehabilitation and completing such rehabilitation) in a manner intended to render the cost of such rehabilitation eligible for classification as "Qualified Rehabilitation Expenditures", as such term is defined in the Code, and thus eligible for Rehabilitation Tax Credits. The Partnership was initially capitalized with contributions of $100 from its general partner and $100 from each of three initial limited partners. On October 26, 1989, the Partnership filed a Registration Statement on Form S-11, File Number 33-31778 (the Registration Statement), with the Securities and Exchange Commission (the Commission) with respect to the public offering of units of limited partnership interest (Units) in the Partnership. The Registration Statement, covering the offering of up to 50,000 Units at a purchase price of $1,000 per Unit (an aggregate of $50,000,000), was declared effective on March 30, 1990. The offering of Units terminated on December 31, 1990, at which time the Partnership had received gross offering proceeds of $16,361,000 from 1,391 investors.

    	The general partner of the Partnership is Boston
Historic Partners II Limited Partnership (the General Partner), a Massachusetts limited partnership. The general partner of the General Partner is BHP II Advisors Limited Partnership (BHP II Advisors). The general partners of BHP II Advisors are Terrence P. Sullivan (Sullivan) and Portfolio Advisory Services II, Inc. (PAS II) a corporation whose controlling shareholder, director and president is Sullivan.

    	The Partnership does not have any employees. For the period July 1, 1993 through September 30, 1995, HPP'90 engaged
Portfolio Advisory Services, Inc. (PAS), a Massachusetts corporation, which is related to the General Partner through certain common ownership and management, and in which Sullivan is the sole shareholder, to assist the General Partner in providing accounting, asset management and investor services. PAS received no fee for its services, however it was reimbursed for all operating costs of providing these services.

    	Effective October 1, 1995, the Partnership engaged
Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation to perform accounting, asset management and investor services for an annual fee of $38,400 and reimbursement of all operating expenses of providing such services. The agreement, which expires on June 30, 1998, is automatically extended on a year-to-date basis in June of each year unless otherwise terminated as provided for in the agreements.

   	The Partnership's only business is investing in real properties for which the cost of rehabilitating acquired properties qualified for Rehabilitation Tax Credits and operating such properties. A presentation of information about industry segments is not applicable and would not be helpful in understanding the Partnership's business taken as a whole. The Partnership's investment objectives and policies are described in pages 28-36 of its prospectus dated March 30, 1990 (the Prospectus) under the caption "Investment Objectives and Policies," which description is incorporated herein by this reference.
 The Prospectus was filed with the Commission pursuant to Rule 424(b) on April 6, 1990.

    	During 1990, the Partnership acquired interests in the following real estate, collectively referred to as the "Ventures". The Partnership's purchase of the Ventures was made on substantially the same terms described in Supplement No. 1 to the Prospectus dated August 1, 1990 (Supplement No. 1) and Supplement No. 2 to the Prospectus dated December 3, 1990 (Supplement No. 2). Both Supplement No. 1 and Supplement No. 2 are incorporated herein by this reference. Supplement No. 1 and Supplement No. 2 were filed pursuant to Rule 424(b) on August 14, 1990 and December 4, 1990, respectively. As of December 31, 1997, 100% of the limited partners' capital contributions (net of selling commissions, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments:

    	Henderson's Wharf Baltimore, L.P. (the Building
Venture) is a Delaware limited partnership which was formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land located at 1000 Fell Street, Baltimore, Maryland and to rehabilitate the building into residential units, 149 indoor parking spaces and a 38 room inn. The building contains 137 residential units, 128 of which are owned by the Building Venture and 9 of which are owned by unrelated parties as of December 31, 1997.
	The building has been renovated and certain of the related renovation costs have qualified for Rehabilitation Tax Credits.
     The Building Venture purchased the building for $6,812,500 which included seller financing of $6,350,000. Lease-up of the residential units commenced in January 1991 and the inn opened in May 1991.

    	Under the Second Amended and Restated Agreement of
Limited Partnership of Henderson's Wharf Baltimore, L.P. dated February 1, 1991, Henderson's Wharf Development Corporation (HWDC), a Delaware corporation that is wholly-owned by the Partnership, was admitted as a general partner of the Building Venture (the Partnership and HWDC are collectively referred to as "Henderson's General Partners"). Hillcrest Management, Inc. (HMI), a Massachusetts corporation, was admitted as the limited partner of the Building Venture. The overall management and control of the business and affairs of the Building Venture are solely vested in Henderson's General Partners.

   	On February 1, 1991, the Building Venture and the
Marina Venture (discussed below) entered into long-term management agreements and an inn lease (Contracts) which were scheduled to expire on December 31, 1993, as well as a consulting agreement (Consulting Agreement) with HMI. The Consulting Agreement, which, expired on December 31, 1991, required the Building Venture to pay HMI certain fees, the commitment for which survived the December 31, 1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI.


    	In 1993, the Ventures terminated the Contracts with, and commitments under the Consulting Agreement to HMI. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108. The Settlement Payments required an initial payment of $36,000 due on January 27, 1995 and requires monthly payments of $3,221 which commenced September 1995 and are payable through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Venture's cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. As of December 31, 1997 and 1996, unpaid settlement payments included in accrued expenses and other liabilities totaled $144,928 and $183,576, respectively.

    	In accordance with the termination of all HMI contracts, effective January 1, 1995 HMI withdrew from the Building Venture as a limited partner and was replaced by HWDC.

    	On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of a contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bears interest at 7.85% and requires monthly principal and interest payments in the amount of $49,628. The deed of trust note amortizes over a 20 year schedule and all remaining unpaid principal and interest is due in March 2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

    	This refinancing transaction released approximately $1,057,000 of suspended Rehabilitation Tax Credits to the Partnership from the Building Venture in 1996. These credits had been suspended due to the fact that original financing was seller provided. Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of all Rehabilitation Tax Credits were fully vested.

    	The Building Venture's investment property competes in the residential rental real estate and hotel markets. The Building Venture's apartment units generally compete on the basis of location, price, square footage and amenities with approximately six other similar complexes in the Fells Point area. The Building Venture's apartment units also compete with the local single family home market, which in recent years has become more competitive due to the increased availability of low mortgage rates. The Building Venture's inn generally competes with the smaller hotels and bed and breakfast establishments on the basis of room rates, location and amenities. There are approximately three other competitors for the inn in the Fells Point area, with the number of available rooms for each competitor ranging from four (4) to eighty-eight (88).

    	As of December 31, 1997 and 1996, the apartment units had an economic occupancy rate of approximately 97% and 95%, respectively. The average occupancy for the inn in both 1997 and 1996 was 71%.

    	The Partnership may invest in other real estate ventures as set forth on pages 28-36 of the Prospectus (which pages are hereby incorporated by this reference) upon the remaining lease-up and refinancing of this property.

    	Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership which was formed on July 20, 1990 to acquire a 1.92 acre parcel of land together with a 256-slip marina which is adjacent to the Building Venture's property. The Marina Venture owns the fee interest in the property. The Marina Venture purchased the property for $1,266,363 which included seller financing for $1,187,500.

    	The Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. dated February 1, 1991 provided ownership and management identical to that of the Building Venture described above. On August 1, 1991, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership was executed. HWDC became the sole general partner of the Marina Venture and HMI and the Partnership became limited partners. The overall management and control of the business and affairs of the Marina Venture is solely vested with the general partner of the Marina Venture.

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


    	On February 27, 1996, HPP'90, HWDC and HWFP, Inc.
executed the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina L.P. The Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note secured by the marina property. The note bore interest at 7.50%, was scheduled to mature in March 2006, and required monthly principal and interest payments in the amount of $2,086. As a result of this transaction, HPP'90's limited partnership interest in the Marina Venture increased to 98%, and HWDC's general partnership interest increased to 2%. On September 30, 1997, the Building Venture advanced $200,000 to the Marina Venture. The Marina Venture then settled in full the promissory note payable to HWFP.

	    The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. During 1997 and 1996, the Marina Venture added $40,401 and $23,049, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 224.

    	The Marina Venture competes with approximately seven other marinas located in the inner harbor of Fells Point. The marinas generally compete on the basis of slip fee rates (seasonal and year round), marina services and amenities. The Marina Venture has no marina services and offers minimum boating amenities.


Item 2.	Properties.

       	See Item 1 above.

Item 3.	Legal Proceedings.

    	In 1997, the Building Venture and the condominium association to which it belongs filed suit against one unit owner for failure to pay condominium assessments and nuisance. The suit asks for actual damages as well as compensatory and punitive damages totaling $120,000. The case is currently not yet in the discovery stage and no estimate can be made as to the time or the amount, if any, of ultimate recovery.

    	The unit owner filed a counterclaim against the Building Venture, the condominium association to which it belongs, and other third parties for alleged breach of contract and related counts.
 The counterclaim asks for compensatory and punitive damages totaling $3,901,000. The Building Venture believes that the counterclaim is completely without merit and intends to vigorously defend its position. The case relating to the counterclaim also is currently not yet in the discovery stage and the Building Venture's legal counsel is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss. It is reasonably possible that the outcome of the uncertainty might be determined in the near term.

Item 4.	Submission of Matters to a Vote of Unit Holders.

       	No matters were submitted to a vote of Unit holders.

PART II

Item 5.	Market For Registrant's Units and Related Unit Holder
Matters.

      	(a)	There is no established public trading market
           for the Units and no such market is expected to develop. Trading in the Units is limited and sporadic and occurs solely through private transactions.

      	(b)	As of March 16, 1998, there were 1,392 holders
           of Units.

    	The Amended and Restated Agreement of Limited
Partnership (Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. As discussed in Item 1, there are certain restrictions on the Partnership's present and future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the periods ended December 31, 1997, 1996 and 1995, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.	Selected Financial Data.




                          Periods Ended December 31,

                           1997      1996       1995       1994      1993

Revenues               $3,261,261 $2,909,744 $2,769,347 $2,501,562 $2,220,822

Net Income (Loss)      $211,825   $(258,989) $(359,021) $(667,504) $(917,379)

Net Income (Loss) per
  unit of Investor
  Limited Partnership
	 Interest based on
  Units		outstanding   $  12.82   $ (15.67)  $ (21.72)  $ (40.39) $ (55.51)

Total Assets as of
 December 31,     $15,224,121 $15,392,204 $15,483,025 $15,849,184 $16,276,877

Long Term Debt as
 of December 31,  $5,767,197  $ 6,123,084 $ 5,590,418 $ 5,590,418 $ 5,350,000

Cash Distributions
 per weighted
 average Unit
 outstanding      $        0  $         0 $        0  $        0 $         0

Rehabilitation
 Tax Credit per
 Unit             $        0 $      63.94 $        0  $        0 $         0


See Item 7 for a discussion of the factors that may materially affect the foregoing information in future years.

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

    	Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of December 31, 1997, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures.

    	Such amount contributed in the Building and Marina
Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

    	As of December 31, 1997, the Ventures and HPP'90 had cash and cash equivalents, excluding security deposit cash, of $320,713 and $350,098, respectively. HPP'90's cash and cash equivalents are used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash and cash equivalents are used to fund operating expenses and debt service of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of managing the public fund. For the years ended December 31, 1997, 1996 and 1995, the Building Venture distributed $501,000, $203,000, and $223,138, respectively, to HPP'90.

    	Settlement Payments due HMI, that were negotiated as part of the contract termination (See Item 1), are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders. No distributions to the partners of HPP'90 are permitted until all settlement payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of December 31, 1997 and 1996, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $144,928 and $183,576, respectively.

   	As mentioned in Item 1, on February 27, 1996, the
Building Venture obtained financing of $6,000,000 at 7.85% which requires monthly principal and interest payments totaling $49,628 based on a 20 year amortization. The deed of trust note matures in March 2016, however, under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

  		Also as mentioned in Item 1, on February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note secured by the marina property. The note bore interest at 7.50%, originally matured on March 15, 2006, and required monthly principal and interest payments in the amount of $2,086. On September 30, 1997, the Building Venture loaned the Marina Venture $200,000 and the Marina Venture settled in full the remaining outstanding principal balance of $212,532 and all accrued interest due under the promissory note payable to HWFP.

  		Within the next several years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the marina and inn. In October 1997, the Marina Venture entered into a letter of intent with a third party real estate developer to form an entity whose purpose would include repairing the land and the developing of the marina. The letter of intent expired on January 10, 1998. The Marina Venture estimates the cost of repairs to maintain the land to be approximately $1,500,000. The Partnership anticipates that capital resources to fund the repairs could be obtained from additional financing sources and/or additional capital investment. Also, the Partnership is investigating other potential sources of available parking for the marina and inn.

    	HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90. The short-term liquidity of the Marina Venture depends on its ability to generate sufficient rental income to fund operating expenses and make capital expenditures to maintain the existing capacity of the marina and make additional capital improvements to expand the marina's existing capacity. HPP'90 has advanced approximately $277,000 to the Marina through December 31, 1997 to fund operations. It is not expected that the Marina Venture will generate sufficient short-term liquidity to repay advances made by HPP'90.

   	Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

   	Results of Operations. The Partnership generated net income under generally accepted accounting principles of $211,825 in 1997 which includes depreciation and amortization of $582,710.

   	The Building Venture was fully operational during the entire year. The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. During 1997 and 1996, the Marina Venture added $40,401 and $23,049, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 224. However, other substantial repairs are still needed to bring the marina to full operation.

    	The results of the Partnership's operations in future years should be comparable to 1997 numbers provided the Building Venture is able to maintain greater than 90% economic occupancy in the Apartments and greater than 65% occupancy in the Inn. Expense levels are expected to increase with the rate of inflation but, it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.

    	The Apartments have achieved stabilized occupancy with economic occupancy rates of 97%, 95% and 94% for the years 1997, 1996 and 1995, respectively. Management is projecting economic occupancy for the Apartments to be approximately 96% as well as a 6% increase in rental rates for calendar year 1998. Management expects economic occupancy to remain around 95% and rental rates to increase between 3% to 5% in future years after 1998.

    	The Apartments also began charging parking fees for garaged parking in 1996 and achieved full implementation of the parking fee policy by the end of 1997. Management is projecting a 25% increase in parking fee rates for the calendar year 1998.

    	The average occupancy of the Inn for the years 1997, 1996 and 1995 was 71%, 71%, and 74%, respectively. The Inn experienced higher occupancy in 1995 due in part to a major competitor temporarily discontinuing operations for renovations. That major competitor reopened in 1996. Management is projecting Inn occupancy of 72%, as well as a 4% increase in the average daily room rate for calendar year 1998. The Inn occupancy in future years is expected to stay at the same level, absent any significant adverse market conditions or increase in existing market competition. Management expects the Inn's average daily room rate to increase between 3% to 5% in future years after 1998.

    	The Partnership recorded net income of $211,825 in 1997, an increase of $470,814, compared to a net loss of $258,989 in 1996. The Partnership's net loss for 1996 decreased by $100,032 compared to a net loss of $359,021 in 1995. The increase in net income for 1997, compared to 1996, is attributed to an increase in income of approximately $350,000 and decreases in both total expenses and interest expense of approximately $52,000 and $71,000, respectively. The decrease in net loss for 1996, compared to 1995, is due to an increase in income of approximately $140,000, a decrease in interest expense of approximately $18,000, offset by an increase in total expenses of approximately $25,000 and a decrease in minority interest loss of approximately $33,000.

   	The increases in income from 1997 compared to 1996, and from 1996 compared to 1995, are primarily due to the increase in rental and related income. Rental and related income increased in 1997 compared to 1996, primarily due to increased room, rental and parking rates at both the Inn and Apartments and a slight increase in occupancy at the Apartments and Marina. Rental and related income increased in 1996, compared to 1995, due to increased room rates at the Inn. The average daily rate for inn rooms increased approximately 7% in both 1997 and 1996 and the average apartment rental income rates increased approximately 7% in 1997 compared to 1996.

    	Operating and administrative expense increased in 1996, compared to 1995, due to the initial engagement of a third party entity to perform asset management, accounting and investor services for HPP'90. Payroll services decreased in 1996, compared to 1995, due to certain efficiencies implemented by management. Management fees, which are based on gross receipts, increased in 1997 and 1996, compared to previous years, due to the increase in rental and related income. Depreciation and amortization increased in 1996, compared to 1995, as a result of the purchase of three additional units in February 1996. Interest expense decreased in 1997, compared to 1996, due to amortization of the loan balances and the settlement of the marina debt in September 1997. The decrease in interest expense in 1996, compared to 1995, is primarily due to the refinancing of Building Venture's debt in February 1996.

    	As of February 27, 1996, the Partnership no longer records minority interest due to the redemption of HWFP's 50% limited partnership interest in the Marina Venture.

    	Inflation and Other Economic Factors

    	Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial mortgage debt as of December 31, 1997. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

Year 2000 Issues

The Partnership and the Ventures have analyzed the effect of the Year 2000 on their respective financial and computer systems and have incorporated and/or expect to have incorporated the necessary modifications to avert any negative consequences. The Partnership does not anticipate Year 2000 issues to have any material effect on its operations or the operations of the Ventures, or incur substantial costs to address Year 2000 issues.

Item 8.	Financial Statements and Supplementary Data.

       	See the Financial Statements of the Partnership included as part of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

	None






















                             	PART III

Item 10.	Directors and Executive Officers of the Registrant.

        	(a) and (b) Identification of Directors and Executive
         Officers.

    	The following table sets forth the name and age of the director and executive officer of BHP II Advisors and the offices held by such person.


       	Name		                   	Office	           					Age

	Terrence P. Sullivan	   	President and Director	        	51

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

    	The background and experience of the executive officer and director of BHP II Advisors and Boston Capital Planning identified above in Items 10(a) and 10(b) are as follows:

    	Terrence P. Sullivan, 51, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1986 through December 31, 1989, Boston Bay Capital participated in the placement of limited partnership interest in 98 real estate programs, over 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, from 1987 to 1990, Boston Bay Capital served as dealer manager in connection with the sale of units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, Historic Preservation Properties 1989 Limited Partnership and the Partnership, the first four public programs sponsored by Affiliates of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was the Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering. He received a Masters in Business Administration degree from the University of Massachusetts (Amherst) in 1971. Mr. Sullivan serves as a general partner of BBC Restoration Properties II Limited Partnership. In addition, an entity controlled by Mr. Sullivan serves as the general partner of Institutional Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors.

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

    	No commissions, fees, or cash distributions were paid by the Partnership to the General Partner or its affiliates for the years ended December 31, 1997, 1996 and 1995. The Partnership reimbursed an affiliate of the General Partner $65,903 for administrative expenses for the year ended December 31, 1995. No reimbursements were made for the years ended December 31, 1997 or 1996.

    	For the year ended December 31, 1997, the Partnership allocated approximately $544 of taxable loss to the General Partner. See Note 6 to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.


Item 12.	Unit Ownership of Certain Beneficial Owners and
         Management.

        	(a)	Unit Ownership of Certain Beneficial Owners.

     		The Spiegel Corporation, 1515 West 22nd Street,
Oak Brook, Illinois 60522, is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1998 (2,000 units 12.22%). Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

    		No director or executive officer of BHP II
Advisors, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 1998. No officer or director of BHP II Advisors or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

    	(c)	Change in Control.

    		There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.

Item 13.	Certain Relationships and Related Transactions.

     	See Note 6 of Notes to Financial Statements for information about transactions between the Partnership and the General Partner and its affiliates. See Item 11 above for information concerning the fees, commissions, reimbursements and cash distributions which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1997, 1996 and 1995.


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
            Historic Preservation Properties 1990
            L.P. Tax Credit Fund dated as of
            September 29, 1989, (filed as exhibit
            3A to the Partnership's Registration
            Statement on Form S-11, File No. 33-
            31778, and incorporated herein by this
            reference).

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
             Wharf Marina, L.P. dated July 31,1990. (1)

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
            Agreement of Purchase and Sale, Deed,
            Escrow Agreement, Special Power of
            Attorney and Option Agreement with Anne
            B. Cook for Unit # 409, dated October 24, 1994. (6)

      	XLV.	Promissory Note between Historic
            Preservation Properties 1990 L.P. Tax
            Credit Fund and Hillcrest Asset
            Management, Inc. dated December 30,1994. (6)

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
            Management Corporation dated October 1, 1995. (7)

     	XLIX.	Deed of Trust Note between Historic
            Preservation Properties 1990 L.P. Tax
            Credit Fund and Aid Association for
            Lutherans, dated February 27, 1996.(8)

        	L.	Guaranty among Historic Preservation
            Properties 1990 L.P. Tax Credit Fund,
            Henderson's Wharf Baltimore L.P. and
            Aid Association for Lutherans, dated
            February 27, 1996. (8)

	       LI.	Indemnity Deed of Trust and Security
            Agreement between Henderson's Wharf
            Baltimore L.P. and Aid Association for
            Lutherans, dated February 27, 1996. (8)

      	LII.	Assignment of Rents and Leases between
            Henderson's Wharf Baltimore L.P. and
            Aid Association for Lutherans, dated
            February 27, 1996. (8)

     	LIII.	Escrow Agreement among Henderson's
            Wharf Baltimore L.P., Calvin Gregg Ryan
            and Douglas G. Worrall, dated February 27, 1996. (8)

      	LIV.	Attorney's letter concerning purchase
            of condominium and parking units sold
            by Joseph and Eileen Mason to
            Henderson's Wharf Baltimore L.P., dated
            February 27, 1996. (8)

        LV. Attorney's letter concerning purchase of condo condominium and parking units sold by Anne B. Cook to Henderson's Wharf
            Baltimore L.P., dated February 27, 1996. (8)



    	(7) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by this reference.

    	(8) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference.

      LVI. Partnership Interest Redemption Agreement among
           Henderson's Wharf Marina L.P., HWFP,
           Inc., Henderson's Wharf Development
           Corporation, and Historic Preservation
           Properties 1990 L.P. Tax Credit Fund,
           dated February 27, 1996. (8)

  	  LVII.	Promissory Note between Henderson's
           Wharf Marina L.P. and HWFP, Inc., dated
           February 27, 1996. (8)

      LIX. Assignment of Leases and Rents between
           Henderson's Wharf Marina L.P. and HWFP,
           Inc., dated February 27, 1996. (8)

	      LX. Settlement letter on prepayment of Promissory
           Note between Henderson's Wharf Marina
           L.P. and HWFP, Inc., dated September 30, 1997.

   	10 (c)	Asset Management Agreement between
           Historic Preservation Properties 1990
           L.P. Tax Credit Fund and Hillcrest
           Asset Management, Inc. dated January 1, 1992. (4)

 22        List of Ventures. (2)

28 (ii)	(a)	Supplement No. 1 to the Partnership's
            Prospectus dated August 1, 1990. (9)

       	(b)	Supplement No. 2 to the Partnership's
            Prospectus dated December 3, 1990. (9)

       	(c)	Pages 14-16, 28-36 and 36-39 of the
            Partnership's Prospectus dated March
            30, 1990 and filed with the Commission
            pursuant to Rule 424(b) on April 6, 1990. (9)



     	(2) Previously filed as part of exhibit 22 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by this reference.

     	(4) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.

     	(8) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for year ended December 31, 1996 and incorporated herein by this reference.

     	(9) Previously filed as part of exhibit 28(ii) (a) to the Partnership's Annual Partnership Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by this reference.


                         	SIGNATURES

   		Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   			HISTORIC PRESERVATION PROPERTIES 1990 L.P.
                   			TAX CREDIT FUND

                   			By:	BOSTON HISTORIC PARTNERS II LIMITED
                      				PARTNERSHIP, GENERAL PARTNER

                      				By:	BHP II ADVISORS LIMITED PARTNERSHIP

                          				By:	PORTFOLIO ADVISORY SERVICES II, INC.

Date:  March 16, 1998         				By:	/s/ Terrence P. Sullivan
						                               	Terrence P. Sullivan,
						                                President

                            						and

Date:  March 16, 1998         				By:	/s/ Terrence P. Sullivan
						                               	Terrence P. Sullivan,
						                                General Partner

           		Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	                   				Title

/s/ Terrence P. Sullivan	       	Individual General Partner of
Terrence P. Sullivan			         	BHP II Advisors Limited
                                 Partnership and as President
                                 and Principal

Date: March 16, 1998         				Executive Officer of Portfolio
                            					Advisory Services II, Inc.,
                            					General Partner of BHP II
                            					Advisors Limited Partnership

                            					Principal Financial and
/s/ Terrence P. Sullivan	       	Principal Accounting Officer
Terrence P. Sullivan			         	of Portfolio Advisory Services II,	Inc.,
                                 General Partner of BHP II
Date: March 16, 1998			          Advisors Limited
Partnership


Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

    	An annual report will be furnished
to Unit holders subsequent to filing of this Form 10-K.

















































      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
        CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                   DECEMBER 31, 1997, 1996 AND 1995
            TOGETHER WITH INDEPENDENT AUDITORS' REPORTS












































                   ANNUAL REPORT ON FORM 10-K
                    ITEMS 14 (A) (1) AND (2)

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                     			Page

Independent Auditors' Report                           	F-3

Consolidated Balance Sheets as of December 31,
	1997 and 1996                                         	F-4

Consolidated Statements of Operations for the
	Years Ended December 31, 1997, 1996 and 1995           F-5

Consolidated Statements of Partners' Equity (Deficit)
	for the Years Ended December 31, 1997, 1996 and 1995  	F-6

Consolidated Statements of Cash Flows for the Years
 Ended 	December 31, 1997, 1996 and 1995               	F-7

Notes to Consolidated Financial Statements             	F-8

Independent Auditors' Report on Accompanying
 Information                                           	F-14

Consolidated Financial Statement Schedule:
	Schedule III - Real Estate and Accumulated
 Depreciation                                          	F-15


                Independent Auditors' Report


The Partners
Historic Preservation Properties 1990
	L.P. Tax Credit Fund
Quincy, Massachusetts


      We have audited the accompanying consolidated balance sheets of Historic Preservation Properties 1990 L.P. Tax Credit Fund, a Delaware limited partnership (the "Partnership"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Historic Preservation Properties 1990 L.P. Tax Credit Fund as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.




Providence, Rhode Island
February 27, 1998


      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996


                            ASSETS


                                             1997             1996
INVESTMENT IN REAL ESTATE

  Building and building improvements    $  15,178,365     $  15,178,365
  Land                                         97,034            97,034
  Furniture and equipment                     970,736           961,236
  Marina - land and improvements            1,376,259         1,335,858
  Deferred evaluation and acquisition
    costs                                   1,102,600         1,102,600

                                           18,724,994        18,675,093
       Less accumulated depreciation
       and amortization                     3,830,865         3,267,294

                                           14,894,129        15,407,799
  Reserve for realization of Marina
    land and improvements                    (845,672)         (845,672)

                                           14,048,457        14,562,127
CASH AND CASH EQUIVALENTS, including
  security deposit cash
  (1997, $86,641; 1996, $94,364)              757,452           478,898
ESCROW DEPOSITS                               152,212           100,204
DEFERRED COSTS, net of accumulated
  amortization (1997, $33,492;
  1996, $16,192)                              149,193           178,096
OTHER ASSETS                                  116,807            72,879

                                        $  15,224,121     $   15,392,204

               LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Notes payable                         $  5,767,197      $   6,123,084
  Accrued expenses and other
    liabilities                              286,315            303,840
  Security deposits                           82,271             88,767

       Total liabilities                   6,135,783          6,515,691

COMMITMENTS  (Note 5)

PARTNERS' EQUITY
  Limited Partners' equity-
   Units of Investor
     Limited Partnership Interest,
     $1,000 stated value per Unit-
     16,361 issued and outstanding
     units                                 9,139,816          8,930,109
   General Partner's deficit                 (51,478)           (53,596)

         Total partners' equity            9,088,338          8,876,513

                                        $ 15,224,121       $ 15,392,204


The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L. P. TAX CREDIT FUND
                CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                        1997          1996          1995
REVENUE:
  Rental and related income        $ 3,189,786    $ 2,840,240   $ 2,706,446
  Interest and other income             71,475         69,504        62,901

                                     3,261,261      2,909,744     2,769,347
EXPENSES:
  Operating and administrative         245,895        244,415       220,963
  Property operating expenses:
    Payroll services                   510,085        505,988       572,506
    Condominium assessments            382,632        366,156       357,060
    Real estate taxes                  258,426        264,104       249,994
    Management fees                    142,088        124,438        94,841
    Other operating expenses           457,067        533,582       541,785
    Depreciation and amortization      582,710        591,751       568,217

                                     2,578,903      2,630,434     2,605,366

INCOME FROM OPERATIONS                 682,358        279,310       163,981

INTEREST EXPENSE                       470,533        541,643       559,394

MINORITY INTEREST IN LOSS
  ON MARINA VENTURE                          -          3,344        36,392

NET INCOME (LOSS)                   $  211,825      $(258,989)   $ (359,021)

NET INCOME (LOSS) ALLOCATED TO
	GENERAL PARTNER                    $    2,118      $  (2,590)   $   (3,590)

NET INCOME (LOSS) ALLOCATED TO
 	LIMITED PARTNERS                  $  209,707      $(256,399)   $ (355,431)

NET INCOME (LOSS) PER UNIT OF
 	LIMITED PARTNERSHIP INTEREST,
	 BASED ON 16,361 UNITS
	 OUTSTANDING                       $     12.82     $  (15.67)   $   (21.72)


The accompanying notes are an integral part of these financial statements.

      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                          Units of
                          Investor         Investor
                           Limited          Limited      General
                         Partnership       Partners'     Partner's
                          Interest          Equity        Deficit      Total

BALANCE,
 December 31, 1994         16,361       $ 9,541,939    $ (47,416)  $ 9,494,523

    Net loss                    -          (355,431)      (3,590)     (359,021)


BALANCE,
  December 31, 1995        16,361         9,186,508      (51,006)    9,135,502

     Net loss                   -          (256,399)      (2,590)     (258,989)

BALANCE,
  December 31, 1996        16,361         8,930,109      (53,596)    8,876,513

    	Net income 		              -           209,707        2,118       211,825

BALANCE,
  December 31, 1997        16,361       $ 9,139,816    $ (51,478)  $ 9,088,338


The accompanying notes are an integral part of these financial statements.

      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                         1997        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 	Net income (loss)                   $ 211,825  $ (258,989)   $ (359,021)
 	Adjustments to reconcile net
   income (loss) to net cash
  	provided by (used in) operating
   activities:
  			Depreciation and amortization      582,710     591,751       568,217
  			Gain on sale of asset                    -      (7,000)            -
  			Minority interest in loss on
      Marina Venture                          -      (3,344)      (36,392)
  			Decrease in accrued expenses
      and other liabilities             (30,695)    (96,173)       (7,523)
  			Increase in escrow deposits        (52,008)    (45,934)       (9,971)
  			Decrease (increase) in other
      assets                            (34,164)    134,224      (157,745)

 	Net cash provided by (used in)
   operating activities                 677,668     314,535        (2,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
 	Additions to building and
   improvements                               -    (442,264)            -
 	Purchase of furniture & equipment      (9,500)    (16,658)       (3,827)
 	Additions to Marina                   (33,727)    (23,049)            -
 	Proceeds from sale of asset                 -       7,000             -

	Net cash used in investing activities  (43,227)   (474,971)       (3,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
 	Proceeds from refinancing of mortgage
   note payable                               -   6,000,000             -
 	Payment of mortgage note payable            -  (5,590,418)            -
	 Principal payments of mortgage
   notes payable                       (355,887)   (101,916)            -
 	Payment of deferred costs                   -    (143,167)      (24,404)

	Net cash provided by (used in)
  financing activities                 (355,887)    164,499       (24,404)

NET INCREASE (DECREASE) IN CASH
  AND 	CASH EQUIVALENTS                 278,554       4,063       (30,666)

CASH AND CASH EQUIVALENTS,
 	BEGINNING OF YEAR                     478,898     474,835       505,501

CASH AND CASH EQUIVALENTS,
 	END OF YEAR                         $ 757,452   $ 478,898    $  474,835

SUPPLEMENTAL CASH FLOW INFORMATION:

 	Cash paid for interest             $ 471,665    $ 522,522    $  559,044

NON-CASH FINANCING ACTIVITY:

On February 27, 1996, the Partnership redeemed the minority interest in the Marina Venture by issuing a $225,000 note payable. The transaction resulted in a $39,981 reduction of basis in the marina property.

The accompanying notes are an integral part of these financial statements.

      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(1)  	Organization and General Partner - BHPII

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

(2) 	Summary of Significant Accounting Policies

	Principles of Consolidation

At December 31, 1997, HPP'90 held a 99% general partner interest and Henderson's Wharf Development Corp. (HWDC), a wholly owned subsidiary of HPP'90, held a total general and limited partner interest of 1% in Henderson's Wharf Baltimore Limited Partnership (HWB). At December 31, 1997, HPP'90 held a 98% limited partner interest and HWDC held a 2% general partner interest in Henderson's Wharf Marina Limited Partnership (HWM). All operating and financial policy decisions of HWB and HWM are controlled by HPP'90 and HWDC.

The consolidated financial statements include the accounts of HPP'90, Henderson's Wharf Baltimore, L.P. and Henderson's
Wharf Marina, L.P. after elimination of all intercompany transactions and accounts.

	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

	Real Estate and Depreciation

Real estate is held for lease and stated at the lower of cost or net realizable value. Depreciation is provided over the estimated economic useful lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 totaled $536,007,
$547,996 and $538,553, respectively.

Deferred Evaluation and Acquisition Costs

Expenditures related to the purchase of real estate have been capitalized and are being amortized on a straight-line basis over the estimated economic useful life of real property (40 years). Amortization expense relating to deferred evaluation and acquisition costs totaled $27,564 in each of the years ended December 31, 1997, 1996 and 1995.


    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(2) Summary of Significant Accounting Policies (Continued)

	Cash, Cash Equivalents, and Concentration of Credit Risk

HPP'90 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 1997 and 1996 totaled $741,318, and $456,383, respectively.

At December 31, 1997 and 1996, HPP'90 had $615,312 and
$274,721 of cash and cash equivalents and escrow deposits, respectively, on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation.

	Deferred Costs

Deferred costs relating to HPP'90's notes payable are being amortized on a straight-line basis over the terms of the notes. Amortization expense relating to deferred costs for the years ended December 31, 1997, 1996 and 1995 totaled
$19,139, $16,191 and $2,100,  respectively.

	Revenue Recognition

Revenue from residential units, principally under annual operating leases, is recorded when due. Revenue from rental of inn units is recognized when earned.

Income Taxes

No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements of HPP'90.
All partners are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

Reclassifications

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

(3) 	Investment in Real Estate

	During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 149 indoor parking spaces and a 38 room inn located at 1000 Fell Street, Baltimore, Maryland.
In addition to the inn, the building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note
4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of December 31, 1997.

HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

The economic occupancy for the year ended December 31, 1997 for the residential units was 97% (unaudited) and the average occupancy for the inn was 71% (unaudited).

On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4).

     HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(3) Investment in Real Estate (Continued)

HPP'90's operations, principally accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. For the years ended December 31, 1997, 1996, and 1995, the Building Venture distributed to HPP'90, $501,000, $203,000, and $223,138, respectively.

Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

Henderson's Wharf Marina, L.P. (the Marina Venture) is a
Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a 1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for
$1,266,363, which included seller financing of $1,187,500.
Contributions to the Marina Venture by HPP'90 totaled
$247,219 as of December 31, 1997.

HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. During the years ended December 31, 1997 and 1996, the Marina Venture added $40,401 and $23,049, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 224. Substantial repairs are still needed to bring the entire marina to full operation.

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

On February 27, 1996, the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the
marina property.   As a result of this redemption, HPP'90's
limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of redemption. On September 30, 1997, the Building Venture advanced the Marina Venture $200,000, and the Marina Venture then settled in full the promissory note payable to HWFP. (see Note 4).

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


      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(4) Notes Payable (Continued)

As mentioned in Note 3, on February 27, 1996, HPP'90, HWDC and HWFP entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina property. The note bore interest at 7.50%, matured in March 2006, and required monthly principal and interest payments in the amount of $2,086 which commenced April 1996. The transaction resulted in a $39,981 reduction of basis in the marina property during the year ended December 31, 1996. HPP'90's limited partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of the redemption.
On September 30, 1997, the Building Venture advanced the Marina Venture $200,000, and the Marina Venture settled in full the remaining outstanding principal balance of $212,532 and all accrued interest due under the promissory note to HWFP.

As of December 31 1997, aggregate annual maturities under the deed of trust note for each of the next five years are as follows:

                   Year Ending December 31       Amount

                            1998               $  148,063
                            1999                  160,113
                            2000                  173,145
                            2001                  187,236
                            2002                  202,475

(5)  	Transactions With Related Parties, Commitments and Contingencies

The Building Venture entered into a consulting agreement (Consulting Agreement), which expired on December 31, 1991, that required the Building Venture to pay
Hillcrest Management Inc., (HMI) a
Massachusetts corporation and former limited partner of the Venture's with whom the Venture had several contracts, a $15,000 refinancing fee upon the closing of any refinancing of the existing Building Venture's financing. The
Consulting Agreement also required the Building
Venture to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of the building property to an unaffiliated third party buyer. The Building
Venture paid the $15,000 refinancing fee to HMI in March 1996 as a result of refinancing its purchase price promissory note as discussed in
Note 4.  The incentive fee commitment survives
the December 31,1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI (see below).

HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and require monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of December 31, 1997 and 1996, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $144,928 and $183,576, respectively.

      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(5) Transactions With Related Parties, Commitments and
    Contingencies (Continued)

The Ventures hired McKenna Management Associates, Inc. (McKenna) as the independent onsite property management company through October 31, 1995. On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont
Management Corporation (CMC), an unaffiliated
Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provide for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expire on June 30, 1998, and are extended on a year-to-year basis unless otherwise terminated as provided for in the agreements. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively.
 As of December 31, 1997, the Ventures'
operating cash and contingency reserves totaled
$318,861. To facilitate the transition of property management and through an arrangement with CMC, McKenna continued to provide management services to the apartment, inn and marina operations through December 31, 1995.
Management fees paid to McKenna and CMC by the Ventures totaled $142,088, $124,438 and $94,841 for the years ended December 31, 1997, 1996 and 1995, respectively.

HPP'90 engaged Portfolio Advisory Services, Inc. (PAS), a
Massachusetts corporation, which is related to BHP II through certain common ownership and management, to provide accounting, asset management and investor services through September 30, 1995. PAS received no fee for its services, however it was reimbursed for all operating costs of providing these services. Expense reimbursements to PAS for the period January 1, 1995 through September 30, 1995 totaled $65,903.

On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expires on June 30, 1998, and is automatically extended on a year-to-year basis unless otherwise terminated as provided for in the agreement.
Expense reimbursements to CMC for the years ended December
31, 1997, 1996  and for the period October 1, 1995 through
December 31, 1995 totaled $127,075, $136,654 and $40,336,
respectively.

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

During 1997, the Building Venture and the condominium association to which it belongs filed suit against one unit owner for failure to pay condominium assessments and nuisance. The suit asks for actual damages as well as compensatory and punitive damages totaling $120,000. The case is currently not yet in the discovery stage and no estimate can be made as to the time or the amount, if any, of ultimate recovery. The unit owner filed a counterclaim against the Building Venture, the condominium association to which it belongs, and other third parties for alleged breach of contract and related counts. The counterclaim asks for compensatory and punitive damages totaling $3,901,000. The Building Venture believes that the counterclaim is completely without merit and intends to
vigorously defend its position   The case relating to the
counterclaim also is currently not yet in the discovery stage and the Building Venture's legal counsel is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss. It is reasonably possible that the outcome of this uncertainty might be determined in the near term.

Within the next several years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the marina and inn. In October 1997, the Marina Venture entered into a letter of intent with a third party real estate developer to form an entity whose purpose would include repairing the land and the developing of the marina. The letter of intent expired on January 10, 1998. The Marina Venture estimates the cost of repairs to maintain the land to be approximately $1,500,000. The Partnership anticipates that capital resources to fund the repairs could be obtained from additional financing sources and/or additional capital investment. Also, the Partnership is investigating other potential sources of available parking for the marina and inn.
 It is reasonably possible that the outcome of this uncertainty might be determined in the near term.

     HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


 (6) 	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, escrow deposits, accrued expenses and other liabilities, and security deposits at December 31, 1997 and 1996 approximate their fair values due to their short maturities. The fair value of the notes payable at December 31, 1997 and 1996 approximate their carrying amounts based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

     Independent Auditors' Report on Accompanying Information


The Partners
Historic Preservation Properties 1990
   L.P. Tax Credit Fund
Quincy, Massachusetts

    	We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Historic Preservation Properties 1990 L.P. Tax Credit Fund as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997 included in this Form 10-K and have issued our report thereon dated February 27, 1998. Our audits were made for the purpose of forming an opinion on the 1997 and 1996 basic consolidated financial statements taken as a whole. The supplemental schedule is the responsibility of the Partnership's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements as a whole.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.




Providence, Rhode Island
February 27, 1998


       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                         SCHEDULE
           REAL ESTATE & ACCUMULATED DEPRECIATION
                      DECEMBER 31, 1997
                         IN THOUSANDS




                                       					      Costs Capitalized
	                    	  	 Initial Costs         		Subsequent to Acquisition

                                        			   Building &
Description and	       Encum-	 	             Improve-	    Improve-	  Carrying
Ownership Percentage  	brances   	  Land  	   ments   	   ments		    Costs
Residential/Building/
Inn

Henderson's Wharf
Baltimore L.P.
	Baltimore, Maryland

99.9% (Note 5)       	$	5,767     	$	97     	$	6,715      	$	8,113   	$	350

Marina

Henderson's Wharf
Marina L.P.
	Baltimore, Maryland

98%(Notes 6 and 7)   	$	0	       	1,187          		0	        	150      		79

                 	$	5,767      	$	1,284     	$	6,715     	$	8,263    	$	429




                       Gross Amounts
									                                      Date of
			                            Building &				Accumulated	  	 Construct
Description and		               Improve-	      Total    		Depreciation
Ownership Percentage    Land	  ments/CC		     (Note 2)		   (Note 3)

Residential/Building/Inn

Henderson's Wharf
Baltimore L.P.
	Baltimore, Maryland

99.9% (Note 5)        	$	97	   $	15,178       	$	15,295      	$	2,574

Marina

Henderson's Wharf
Marina L.P.
	Baltimore, Maryland

98%(Notes 6 and 7)      	301	      	229           		530	         187

                      	$	398	  $	15,407	       $	15,825       $2,761



                       Date of
                      Construct       Date      Depreciable
Decription and        Rehabili-      Interest       Life
Ownership Percentage    tation        Account      (years)

Residential/Builing/
Inn

Henderson's Wharf
Baltimore L.P.
 Baltimore, Maryland

99.9% Note (5)           9/90         7/20/90        40

Marina

Henderson's Wharf
Marina L.P.
 Baltimore, Maryland

98% (notes 6 and 7)      N/A         7/20/90         34


Note 1: The aggregate cost of each property on a tax basis net of the reduction due to rehabilitation tax credits.

                           		    1997			    1996      1995

	Henderson's Wharf Baltimore 	$	14,075	 	$	14,075	  $	14,141

 Henderson's Wharf Marina	        	589	      	549	     		527

   			Total                  	$	14,664  	$	14,621	  		14,668

Note 2: The changes in total costs of land, building and improvements at December 31 are as follows:

                           		    1997  	 	  1996        1995

Balance at the beginning
 of period                 	$	 15,785    	$ 15,320   	$15,320

Additions:

 Land, Building &
 Improvements                    		40        		465	       	 0

                           		$	15,825    	$	15,785  	$	15,320


Note 3: 	The changes in accumulated depreciation for the years ended
         December 31 are as follows:

		                             1997    	     1996    	    1995

Balance at beginning of
period                     	$	2,396       	$	1,987	     $		1,448

Depreciation during the
year
 Buildings & Improvements		     396	          	409			        539

                           	$	2,761       	$	2,396	     $		1,987

Note 4: This schedule excludes furniture and equipment with a cost of approximately $971,000 and $961,000 and accumulated depreciation of approximately $876,000 and $737,000 at December 31, 1997 and 1996 respectively.


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