Form 10-Q
period 1998-03-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1998-05-13
CIK 857004

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    March  31, 1998
			or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

	Yes  X       No






















HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
FORM 10-Q
MARCH 31, 1998

TABLE OF CONTENTS



                                           Page



PART 1 - FINANCIAL INFORMATION

  Financial Statements

    Consolidated Balance Sheets                           3

    Consolidated Statements of Operations                 4

    Consolidated Statements of Partners' Equity           5
    (Deficit)

    Consolidated Statements of Cash Flows                 6

    Notes to Consolidated Financial Statements            7

    Management's Discussion and analysis of Financial     11
    Condition and Results of Operations


PART II - OTHER INFORMATION                               14

    Signatures                                            15










    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                  CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1998 AND DECEMBER 31, 1997


                        ASSETS


                                                1998          1997

                                             (Unaudited)


INVESTMENT IN REAL ESTATE
  Building and building improvements         $15,009,692     $15,178,365
  Land                                            97,034          97,034
  Furniture and equipment                        974,389         970,736
  Marina - land and improvements               1,396,559       1,376,259
  Deferred evaluation and acquisition costs    1,102,600       1,102,600

                                              18,580,274      18,724,994
    Less accumulated depreciation and
     amortization                              3,926,924       3,830,865

                                              14,653,350      14,894,129
  Reserve for realization of Marina land
     and improvements                           (845,672)       (845,672)

                                              13,807,678      14,048,457
CASH AND CASH EQUIVALENTS, including
  security deposit cash (1998, $87,307;
  1997, $86,641)                               1,095,152         757,452
ESCROW DEPOSITS                                  168,267         152,212
DEFERRED COSTS, net of accumulated
  amortization (1998, $38,059; 1997, $33,492)    144,626         149,193
OTHER ASSETS                                     112,436         116,807

                                             $15,328,159     $15,224,121

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Note payable                               $ 5,731,260     $ 5,767,197
     Accrued expenses and other liabilities      342,307         286,315
     Security deposits                            85,071          82,271

       Total liabilities                       6,158,638       6,135,783

COMMITMENTS  (Note 5)

PARTNERS' EQUITY
  Limited Partners' equity-Units of Investor
    Limited Partnership Interest, $1,000
    stated value per Unit-16,361 issued and
    outstanding units                          9,220,187      9,139,816
  General Partner's deficit                      (50,666)       (51,478)

     Total partners' equity                    9,169,521      9,088,338

                                             $15,328,159    $15,224,121


  The accompanying notes are an integral part of these financial statements.

      HISTORIC PRESERVATION PROPERTIES 1990 L. P. TAX CREDIT FUND
                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (UNAUDITED)


                                                 1998        1997
REVENUE:
  Rental and related income                   $ 807,287    $ 681,721
  Interest and other income                       9,811        6,189

                                                817,098      687,910
EXPENSES:
  Operating and administrative                   59,673       44,388
     Property operating expenses                416,839      435,316
     Depreciation and amortization              146,456      148,666

                                                622,968      628,370

INCOME FROM OPERATIONS                          194,130       59,540

INTEREST EXPENSE                                112,947      119,745

NET INCOME (LOSS)                            $   81,183    $ (60,205)

NET INCOME (LOSS) ALLOCATED TO
  GENERAL PARTNER                            $      812    $    (602)

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                           $   80,371    $ (59,603)

NET INCOME (LOSS) PER UNIT OF
  LIMITED PARTNERSHIP INTEREST,
  BASED ON 16,361 UNITS OUTSTANDING          $     4.91    $   (3.64)

The accompanying notes are an integral part of these financial statements.

         HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
                       THE YEAR ENDED DECEMBER 31, 1997


                             Units of
                             Investor      Investor
                              Limited      Limited       General
                            Partnership    Partners'    Partner's
                             Interest       Equity       Deficit     Total

BALANCE, December 31, 1996     16,361    $ 8,930,109   $ (53,596)  $8,876,513

   Net income                       -        209,707       2,118      211,825

BALANCE, December 31, 1997     16,361      9,139,816     (51,478)   9,088,338

   Net income (unaudited)           -         80,371         812       81,183

BALANCE, March 31, 1998
      (unaudited)              16,361    $ 9,220,187   $ (50,666)  $9,169,521


The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                              (UNAUDITED)


                                                 1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                         $  81,183    $(60,205)
   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation and amortization             146,456     148,666
     Increase in accrued expenses and
       other liabilities                        58,792      85,477
     Increase in escrow deposits               (16,055)    (47,688)
     Decrease in other assets                    4,371          18

  	Net cash provided by operating
     activities                                274,747     126,268

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture & equipment            (3,653)          -
   Additions to Marina                         (20,300)     (4,400)
   Proceeds from exchange of building
    and building improvements                  122,843           -

 	Net cash provided by (used in)
    investing activities                        98,890      (4,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of mortgage note
   payable                                     (35,937)    (35,397)

   Cash used in financing activities           (35,937)    (35,397)

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                             337,700      86,471

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          757,452     478,898

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                            $ 1,095,152   $ 565,369

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                   $   112,947   $ 119,745


The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998
                             (UNAUDITED)


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

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 for HPP'90, as filed with the Securities and Exchange Commission.

    Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

(3) 	Investment in Real Estate

    	During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

     Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 149 indoor parking spaces (the Apartments) and a 38 room inn (the Inn) located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of March 31, 1998.

     HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

     The economic occupancy for the three months ended March 31, 1998 for the residential units was 98% (unaudited) and the average occupancy for the inn was 63% (unaudited).

     On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4).

     On March 17, 1998, HWB exchanged a condominium unit and parking spaces with an unrelated party in return for that unrelated party's condominium unit, parking spaces and $135,000. The transaction resulted in net cash proceeds of $122,843 after closing costs.

     HPP'90's operations, principally accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. For the three months ended March 31, 1998 and 1997, the Building Venture distributed to HPP'90, $75,000 and $69,000, respectively.



        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1998
                             (UNAUDITED)


(3)	Investment in Real Estate (continued)

    Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled
    $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

    Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a 1.92 acre parcel of land together with a 256-slip marina (the Marina) located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $247,219 as of March 31, 1998.

    HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

    The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. For the three months ended March 31, 1998 and for the years ended December 31, 1997 and 1996, the Marina Venture added $20,300, $33,727 and $23,049, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 224. Substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn (see Note 5).

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

    On February 27, 1996, the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina
    property.   As a result of this redemption, HPP'90's limited
    partnership interest in the Marina Venture increased to 98% and HWDC's general partnership interest in the Marina Venture increased to 2% as of the date of redemption. On September 30, 1997, the Building Venture advanced the Marina Venture $200,000, and the Marina Venture then settled in full the promissory note payable to HWFP (see Note 4).

   	The Building Venture and the Marina Venture are collectively referred to as "the Ventures".

    Generally, allocations of net profits and losses as well as cash flow of the Building Venture and Marina Venture are allocated in accordance with the Ventures' respective amended partnership agreements.

(4) 	Note Payable

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

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1998
                            (UNAUDITED)


(4) 	Note Payable (continued)

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

     Approximate aggregate annual maturities under the deed of trust note for each of the next five years are as follows:

                   Year Ending December 31         Amount

                         1999                    $ 160,113
                         2000                      173,145
                         2001                      187,236
                         2002                      202,475
                         2003                      218,954

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

      HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and require monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of March 31, 1998 and December 31, 1997, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $135,268 and $144,928, respectively.

      On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provide for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expire on June 30, 1998. A condition of the agreements requires the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. As of March 31, 1998, the Ventures' operating cash and contingency reserves totaled $669,010. Management fees paid to CMC by the Ventures totaled $37,548 and $36,600 for the three months ended March 31, 1998 and 1997, respectively.


        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998
                               (UNAUDITED)


(5)	Transactions With Related Parties, Commitments and
    Contingencies (continued)

    On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provides such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expires on June 30, 1998. Expense reimbursements to CMC for the three months ended March 31, 1998 and 1997 totaled $42,877 and $27,460, respectively.

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

    Within the next few years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. In October 1997, the Marina Venture entered into a letter of intent with a third party real estate developer to form an entity whose purpose would include repairing the land and the developing of the marina. The letter of intent expired on January 10, 1998 with no expectation of further negotiations. The Partnership now anticipates that capital resources to fund the repairs are likely to be provided by additional contributions of the Partnership. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be approximately $1,500,000 to $2,000,000. Also, the Partnership is investigating other potential sources of available parking for the Marina and Inn. It is reasonably possible that the outcome of this uncertainty might be determined in the near term.

(6) 	Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, escrow deposits, accrued expenses and other liabilities, and security deposits at March 31, 1998 and December 31, 1997 approximate their fair values due to their short maturities. The fair value of the note payable at March 31, 1998 and December 31, 1997 approximate their carrying amounts based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           MARCH 31, 1998


Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of March 31, 1998, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures.

Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

As of March 31, 1998, the Ventures and HPP'90 had cash and cash equivalents, excluding security deposit cash, of $670,860 and $336,984, respectively. HPP'90's cash and cash equivalents are used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash and cash equivalents are used to fund operating expenses and debt service of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of managing the public fund. For the three months ended March 31, 1998 and 1997, the Building Venture distributed $75,000 and $69,000, respectively, to HPP'90.

Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders. No distributions to the partners of HPP'90 are permitted until all settlement payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of March 31, 1998 and December 31, 1997, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $135,268 and $144,928, respectively.

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

On February 27, 1996, HPP'90, HWDC and HWFP, Inc. entered into the First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. by which the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note secured by the marina property. On September 30, 1997, the Building Venture advanced the Marina Venture $200,000 and the Marina Venture then settled in full the remaining outstanding principal balance of $212,532 and all accrued interest due under the promissory note payable to HWFP.

Within the next few years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. In October 1997, the Marina Venture entered into a letter of intent with a third party real estate developer to form an entity whose purpose would include repairing the land and the developing of the marina. The letter of intent expired on January 10, 1998 with no expectation of further negotiations. The Partnership now anticipates that capital resources to fund the repairs are likely to be provided by additional contributions of the Partnership. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be approximately $1,500,000 to $2,000,000. Also, the Partnership is investigating other potential sources of available parking for the Marina and Inn.

On March 17, 1998, HWB exchanged a condominium unit and parking spaces with an unrelated party in return for that unrelated party's condominium unit, parking spaces and $135,000. The transaction resulted in net cash proceeds of $122,843 after closing costs.

HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90. The short-term liquidity of the Marina Venture depends on its ability to generate sufficient rental income to fund operating expenses and make capital expenditures to maintain the existing capacity of the marina and make additional capital improvements to expand the marina's existing capacity. HPP'90 has advanced approximately $277,000 to the Marina through March 31, 1998 to fund operations. It is not expected that the Marina Venture will generate sufficient short-term liquidity to repay advances made by HPP'90.

     HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                            MARCH 31, 1998


Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership generated net income under generally accepted accounting principles of $81,183 for the three months ended March 31, 1998 which includes depreciation and amortization of $146,456.

The Building Venture was fully operational during the entire year. The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. During the three months ended March 31, 1998 and in the years 1997 and 1996 the Marina Venture added $20,300, $33,727, and $23,049, respectively, of utility, safety and other improvements increasing the number of fully operational slips to
224. However, other substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn.

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

The Apartments have achieved stabilized occupancy with economic occupancy rates of 98%, and 97% for the three months ended March 31, 1998 and 1997, respectively. Management is projecting economic occupancy for the Apartments to be approximately 96% as well as a 6% increase in rental rates for calendar year 1998. Management expects economic occupancy to remain about 95% and rental rates to increase between 3% to 5% in future years after 1998.

The Apartments also began charging parking fees for garaged parking in 1996 and achieved full implementation of the parking fee policy by the end of 1997. Management is projecting a 25% increase in parking fee rates for the calendar year 1998.

The average occupancy of the Inn for the three months ended March 31, 1998 and 1997 was 63% and 59%, respectively. Management is projecting Inn occupancy of 72%, as well as a 4% increase in the average daily room rate for calendar year 1998. The Inn occupancy in future years is expected to stay at the same level, absent any significant adverse market conditions or increase in existing market competition. Management expects the Inn's average daily room rate to increase between 3% to 5% in future years after 1998.

The Partnership recorded net income of $81,183 for the three months ended March 31, 1998, an increase of $141,388, compared to a net loss of $60,205 for the three months ended March 31, 1997. The increase in net income is primarily attributed to an increase in rental and related income of approximately $126,000. Rental and related income increased as a result of increased rental and parking rates at the Apartments as well as increased daily room rates and occupancy at the Inn. For the quarter ended March 31, 1998 compared to the same period in 1997, the average daily rate for inn rooms increased approximately 27% due to the elimination of off-season rates. Due to the strength of the residential rental market, the average apartment rental income rate increased 6% for the quarter ended March 31, 1998, compared to the same period in 1997.

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

     HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                            MARCH 31, 1998


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

      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                    PART II - OTHER INFORMATION

                         MARCH 31, 1998


Item 1.		Legal Proceedings - In 1997, the Building Venture
         and the condominium association to which it belongs filed suit against one unit owner for failure to pay condominium assessments and nuisance. The suit asks for actual damages as well as compensatory and punitive damages totaling $120,000. The case is currently not yet in the discovery stage and no estimate can be made as to the time or the amount, if any, of ultimate recovery.

         The unit owner filed a counterclaim against the Building Venture, the condominium association to which it belongs, and other third parties for alleged breach of contract and related counts. The counterclaim asks for compensatory and punitive damages totaling $3,901,000. The Building Venture believes that the counterclaim is completely without merit and intends to vigorously defend its position. The case relating to the counterclaim also is currently not yet in the discovery stage and the Building Venture's legal counsel is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss. It is reasonably possible that the outcome of the uncertainly might be determined in the near term.

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

          				HISTORIC PRESERVATION PROPERTIES 1990
          				L.P. TAX CREDIT FUND

           			By:	Boston Historic Partners II Limited Partnership
             					General Partner

             					By:	BHP II Advisors Limited Partnership
                						General Partner

                						By:	Portfolio Advisory Services, II Inc.
                 					  		General Partner

Date:  May 1, 1998   					By:	/s/ Terrence P. Sullivan
                      								Terrence P. Sullivan,
                      								President

                						and

Date:  May 1, 1998				By:	/s/ Terrence P. Sullivan
                    						Terrence P. Sullivan,


