Form 10-Q
period 1998-06-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1998-08-14
CIK 857004

UNITED STATES
               	SECURITIES AND EXCHANGE COMMISSION
                    	Washington, DC  20549

                             	FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the quarter ended    June 30,  1998
			or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission File Number 33-31778

Historic Preservation Properties 1990 L.P. Tax Credit Fund
(Exact name of registrant as specified in its charter)

      Delaware                 				   04-3066191
(State or other jurisdiction			     	(I.R.S. Employer
    of incorporation or               Identification No.)
      organization)

45 Broad Street, 3rd Floor, Boston, Massachusetts        02109
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (617) 338-6900

Previous Address:  Batterymarch Park II, Quincy, MA  02169

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

                                	FORM 10-Q

                              	JUNE 30, 1998

                            	TABLE OF CONTENTS


                                                                   Page


PART  I  -  FINANCIAL INFORMATION

            Financial Statements

              Consolidated Balance Sheets                             3

              Consolidated Statements of Operations                   4

              Consolidated Statements of Partners' Equity (Deficit)   5

              Consolidated Statements of Cash Flows                   6

              Notes to Consolidated Financial Statements              7-10

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             11-13

PART II  -  OTHER INFORMATION                                         14

            Signatures                                                15


      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                  CONSOLIDATED BALANCE SHEETS
              JUNE 30, 1998 AND DECEMBER 31, 1997

                           ASSETS

                                              1998         1997
                                           (Unaudited)

INVESTMENT IN REAL ESTATE
  Building and building improvements      $ 15,009,692   $  15,178,365
  Land                                          97,034          97,034
  Furniture and equipment                      966,105         970,736
  Marina - land and improvements             1,502,893       1,376,259
  Deferred evaluation and acquisition costs  1,102,600       1,102,600
                                            ----------    ------------
                                            18,678,324      18,724,994
    Less accumulated depreciation and
     amortization                            4,065,242       3,830,865
                                            ----------      ----------
                                            14,613,082      14,894,129
  Reserve for realization of Marina land
    and improvements                          (845,672)       (845,672)
                                            -----------     -----------
                                            13,767,410      14,048,457

CASH AND CASH EQUIVALENTS                      808,163         670,811
SECURITY DEPOSITS                               87,986          86,641
ESCROW DEPOSITS                                419,631         152,212
DEFERRED COSTS, net of accumulated
 amortization (1998, $42,626; 1997, $33,492)   140,059         149,193
OTHER ASSETS                                   163,967         116,807
                                             ---------      ----------
                                          $ 15,387,216    $ 15,224,121
                                          ============    ============
                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Note payable                            $  5,694,613    $ 5,767,197
  Accrued expenses and other liabilities       343,859        286,315
  Security deposits                             80,385         82,271
                                          ------------    -----------
     Total liabilities                       6,118,857      6,135,783
                                          ------------    -----------
COMMITMENTS  (Note 5)

PARTNERS' EQUITY
  Limited Partners' equity-Units of Investor
    Limited Partnership Interest, $1,000
    stated value per Unit-16,361 issued and
    outstanding units                       9,318,037      9,139,816
  General Partner's deficit                   (49,678)       (51,478)
                                           -----------    -----------
     Total partners' equity                 9,268,359      9,088,338
                                         ------------     ----------
                                        $  15,387,216   $ 15,224,121
                                        =============   ============

The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
         AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (UNAUDITED)

                                    Three Months          Six Months
                                    Ended June 30,       Ended June 30,
                                  1998       1997       1998       1997

REVENUES:
  Rental and related income   $ 938,796   $ 857,409  $ 1,746,083  $1,539,130
  Interest and other income      13,777       7,078       23,588      13,267
                              ---------   ---------  -----------  ----------
                                952,573     864,487    1,769,671   1,552,397
                              ---------   ---------   ----------   ---------

EXPENSES:
  Operating and
   administrative                62,523      51,622      122,196     96,010
  Property operating expenses   536,090     447,019      952,929    882,335
  Depreciation and
   amortization                 142,885     143,310      289,341    291,976
                              ---------    --------    ---------   --------
                                741,498     641,951    1,364,466  1,270,321
                              ---------    --------    ---------  ---------

INCOME FROM OPERATIONS          211,075     222,536      405,205    282,076

INTEREST EXPENSE                112,237     119,137      225,184    238,882
                              ---------    --------     --------   --------

NET INCOME                  $    98,838   $ 103,399    $ 180,021  $  43,194
                            ===========   =========    =========  =========

NET INCOME ALLOCATED TO
  GENERAL PARTNER           $      988    $   1,034    $   1,800  $    432
                            ==========    =========    =========  ========

NET INCOME ALLOCATED TO
  LIMITED PARTNERS          $   97,850    $ 102,365    $ 178,221   $ 42,762
                            ==========    =========    =========   ========

NET INCOME PER UNIT OF
  INTEREST, BASED ON
  16,361 UNITS
  OUTSTANDING               $    5.98     $   6.25     $  10.89    $  2.61
                            =========     ========     ========    =======

The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                    THE YEAR ENDED DECEMBER 31, 1997

                       Units of
                       Investor      Investor
                        Limited       Limited       General
                      Partnership    Partners'     Partner's
                       Interest       Equity        Deficit      Total

BALANCE,
 December 31, 1996       16,361    $ 8,930,109    $ (53,596)   $ 8,876,513

    Net Income                -        209,707        2,118        211,825
                       --------    -----------    ----------   -----------
BALANCE,
 December 31, 1997       16,361      9,139,816      (51,478)     9,088,338

    Net income
    (Unaudited)               -        178,221        1,800        180,021
                         -------     ---------    ---------     ----------

BALANCE,
  June 30, 1998
  (Unaudited)            16,361    $ 9,318,037    $ (49,678)   $ 9,268,359
                        =======    ===========    ==========   ===========

  The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (UNAUDITED)

                                                  1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $ 180,021    $  43,194
 	Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization               289,341      291,976
     Decrease (Increase) in security
      deposits, net                               (3,231)         687
     Increase in escrow deposits                (267,419)    (143,116)
     Increase in other assets                    (37,660)     (38,521)
     Increase in accrued expenses and
      other liabilities                           57,544      148,475
                                               ---------    ---------
  Net cash provided by operating activities      218,596      302,695
                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture & equipment               (4,869)        (551)
  Additions to Marina                           (126,634)     (19,105)
  Proceeds from exchange of building
   and building improvements                     122,843            -
                                              ----------     ---------

     Net cash used in investing activities        (8,660)      (19,656)
                                              -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of mortgage
   note payable                                  (72,584)      (71,400)
                                              -----------     ---------
  Cash used in financing activities              (72,584)      (71,400)
                                              -----------     ---------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                               137,352       211,639

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            670,811       384,534
                                              ----------     ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $  808,163     $ 596,173
                                             ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                      $  225,184     $ 238,882
                                              ==========     =========

The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 for HPP'90, as filed with the Securities and Exchange Commission.

	Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

(3) 	Investment in Real Estate

	During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 149 indoor parking spaces (the Apartments) and a 38 room inn (the Inn) located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of June 30, 1998.

HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

The economic occupancy for the quarter ended June 30, 1998 for the residential units was 94% (unaudited) and the average occupancy for the inn was 84% (unaudited).

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

HPP'90's operations, principally accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. For the six months ended June 30, 1998 and 1997, the Building
Venture distributed to HPP'90, $150,000 and $141,000, respectively.

        HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1998
                             (UNAUDITED)


(3)	Investment in Real Estate (continued)

Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled
$3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a 1.92 acre parcel of land together with a 256-slip marina (the Marina) located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $247,219 as of June 30, 1998.

HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. For the six months ended June 30, 1998 and for the years ended December 31, 1997 and 1996, the Marina Venture added $126,634, $33,727 and $23,049, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 256. Substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn (see Note 5).

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

         HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998
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

(5)  	Transactions With Related Parties, Commitments and
Contingencies

The Building Venture entered into a consulting agreement (Consulting Agreement), which expired on December 31, 1991, that required the Building Venture to pay Hillcrest Management Inc., (HMI) a Massachusetts corporation and former limited partner of the Ventures with whom the Ventures had several contracts, a $15,000 refinancing fee upon the closing of any refinancing of the existing Building Venture's financing. The Consulting Agreement also required the Building Venture to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of the building property to an unaffiliated third party buyer. The Building Venture paid the $15,000 refinancing fee to HMI in March 1996 as a result of refinancing its purchase price promissory note as discussed in Note 4. The incentive fee commitment survives the December 31, 1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI (see below).

HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and require monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of June 30, 1998 and December 31, 1997, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $125,604 and $144,928, respectively.

On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provided for payment of management fees to CMC equal to 4% of apartment gross receipts, 4.5% of inn gross receipts, and 9% of marina gross receipts, as defined, respectively. The agreements expired on June 30, 1998. A condition of the agreements required the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. As of June 30, 1998, the Ventures' operating cash and contingency reserves totaled $622,533. Management fees paid to CMC by the Ventures totaled $74,668 and $72,535 for the six months ended June 30, 1998 and 1997, respectively.

     HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 1998
                            (UNAUDITED)

(5) Transactions With Related Parties, Commitments and
Contingencies (continued)

Effective July 1, 1998, the Building Venture and Marina Venture entered into property management contracts with Gunn Financial, Inc. (Gunn), an unaffiliated Massachusetts corporation, to oversee the property management of the apartment, inn and marina operations. The Property management contracts will provide for the payment of management fees to Gunn equal to 4% of apartment gross receipts, 4% of inn gross receipts, and 4% of marina gross receipts, as defined, respectively. The agreements expire the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. Also effective July 1, 1998, Gunn subcontracted Winn Management Company, an unaffiliated Massachusetts corporation who manages numerous properties throughout the East Coast, to provide certain on-site property management services to the apartment, inn and marina operations.

On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provided such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expired on June 30, 1998. Expense reimbursements to CMC for the six months ended June 30, 1998 and 1997 totaled $84,951 and $59,237, respectively.

Effective July 1, 1998, HPP'90 engaged Gunn to provide accounting, asset management and investor services. Gunn will provide such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires the earlier of June
30, 2006 or upon the disposition of the Ventures' properties, as defined.

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

During 1997, the Building Venture and the condominium association to which it belongs filed suit against one unit owner for failure to pay condominium assessments and nuisance. The suit asked for actual damages as well as compensatory and punitive damages totaling $120,000. The unit owner filed a counterclaim against the Building Venture, the condominium association to which it belongs, and other third parties for alleged breach of contract and related counts. The counterclaim asked for compensatory and punitive damages totaling $3,901,000. In July 1998, the parties agreed to settle these disputes out of court through an agreement by which the Building Venture would purchase the unit owner's unit for an agreed upon market price and other certain terms with a closing date expected in September 1998.

Within the next few years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. In October 1997, the Marina Venture entered into a letter of intent with a third party real estate developer to form an entity whose purpose would include repairing the land and the developing of the marina.
 The letter of intent expired on January 10, 1998 with no expectation of further negotiations. The Partnership now anticipates that capital resources to fund the repairs are likely to be provided by additional contributions of the Partnership. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be approximately $2,000,000. Also, the Partnership is investigating other potential sources of available parking for the Marina and Inn. It is reasonably possible that the outcome of this uncertainty might be determined in the near term.

(6) 	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, escrow deposits, accrued expenses and other liabilities, and security deposits at June 30, 1998 and December 31, 1997 approximate their fair values due to their short maturities. The fair value of the note payable at June 30, 1998 and December 31, 1997 approximate their carrying amounts based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1998

Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of June 30, 1998, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures.

Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate, except for the occasional purchase of one of the nine third party owned condominium units and the potential acquisition of needed off-site parking.

As of June 30, 1998, the Ventures and HPP'90 had cash and cash equivalents, excluding security deposit cash, of $623,883 and $184,280, respectively. HPP'90's cash and cash equivalents are used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash and cash equivalents are used to fund operating expenses and debt service of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of managing the public fund. For the six months ended June 30, 1998 and 1997, the Building Venture distributed $150,000 and $141,000, respectively, to HPP'90.

Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders. No distributions to the partners of HPP'90 are permitted until all settlement payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of June 30, 1998 and December 31, 1997, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $125,604 and $144,928, respectively.

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

Within the next few years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. In October 1997, the Marina Venture entered into a letter of intent with a third party real estate developer to form an entity whose purpose would include repairing the land and the developing of the marina. The letter of intent expired on January 10, 1998 with no expectation of further negotiations. The Partnership now anticipates that capital resources to fund the repairs are likely to be provided by additional contributions of the Partnership. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be approximately $2,000,000. Also, the Partnership is investigating other potential sources of available parking for the Marina and Inn.

HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90. The short-term liquidity of the Marina Venture depends on its ability to generate sufficient rental income to fund operating expenses and make capital expenditures to maintain the existing capacity of the marina and make additional capital improvements to expand the marina's existing capacity. HPP'90 has advanced approximately $277,000 to the Marina through June 30, 1998 to fund operations. It is not expected that the Marina Venture will generate sufficient short-term liquidity to repay advances made by HPP'90.

      HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                            JUNE 30, 1998

Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership generated net income under generally accepted accounting principles of $180,021 for the six months ended June 30, 1998 which includes depreciation and amortization of $289,341.

The Building Venture was fully operational during the entire year. The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. During the six months ended June 30, 1998 and in the years 1997 and 1996 the Marina Venture added $126,634, $33,727, and $23,049, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 256. However, other substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn.

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

The Apartments have achieved stabilized occupancy with economic occupancy rates of 94%, and 97% for the quarters ended June 30, 1998 and 1997, respectively. Management is projecting economic occupancy for the Apartments to be approximately 95% as well as a 5% increase in rental rates for calendar year 1998. Management expects economic occupancy to remain about 95% and rental rates to increase between 3% to 5% in future years after 1998.

The Apartments also began charging parking fees for garaged parking in 1996 and achieved full implementation of the parking fee policy by the end of 1997. Management is projecting a 25% increase in parking fee rates for the calendar year 1998.

The average occupancy of the Inn for the quarters ended June 30, 1998 and 1997 was 84% and 82%, respectively. Management is projecting an average annual occupancy for the Inn of 72%, as well as a 4% increase in the average daily room rate for calendar year 1998. The Inn occupancy in future years is expected to stay at the same level, absent any significant adverse market conditions or increase in existing market competition. Management expects the Inn's average daily room rate to increase between 3% to 5% in future years after 1998.

The Partnership recorded net income of $98,838 for the three months ended June 30, 1998, a slight decrease as compared to net income of $103,399 for the three months ended June 30, 1997. Rental and related income increased for the three months ended June 30, 1998, compared to the same period in 1997, due to increased occupancy and average daily room rates at the Inn as well as increased rental and parking rates at the Apartments. The Inn's occupancy increased approximately 4% and the average daily rate for inn rooms increased approximately 12% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. Due to the strength of the residential rental market, the average apartment rental income rate increased approximately 3% and parking revenue increased by approximately $9,000 for the quarter ended June 30, 1998, compared to the same period in 1997. Property operating expenses increased for the three months ended June 30, 1998, compared to the same period in 1997, primarily due to increased food and beverage activity at the Inn, repair and maintenance expenditures at the Apartments, and salaries for additional staffing at the Marina.

The Partnership recorded net income of $180,021 for the six months ended June 30, 1998, a $136,827 increase compared to the net income of $43,194 for the six months ended June 30, 1997. This increase in net income is primarily attributed to an increase in rental and related income offset by an increase in property operating expenses. Rental and related income increased for the six months ended June 30, 1998, compared to the same period in 1997, due to increased occupancy and average daily room rates at the Inn as well as increased rental and parking rates at the Apartments. For the six months ended June 30, 1998, the average daily rate for Inn rooms increased approximately 17% as compared to the six months ended June 30, 1997. The average apartment rental income rate increased 4% and parking revenue increased by approximately $19,000 for the six months ended June 30, 1998, as compared to the same period in 1997. Property operating expenses increased for the quarters ended June 30, 1998, compared to the same period in 1997, primarily due to increased food and beverage activity at the Inn, repair and maintenance expenditures at the Apartments, and salaries for additional staffing at the Marina.

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                            JUNE 30, 1998

Inflation and Other Economic Factors

Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial mortgage debt as of June 30, 1998. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

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

       HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                     PART II - OTHER INFORMATION
                            JUNE 30, 1998

Item 1.		Legal Proceedings - In 1997, the Building Venture
and the condominium association to which it belongs filed suit against one unit owner for failure to pay condominium assessments and nuisance. The suit asked for actual damages as well as compensatory and punitive damages totaling
$120,000. The unit owner filed a counterclaim against the Building Venture, the condominium association to which it belongs, and other third parties for alleged breach of contract and related counts. The counterclaim asked for compensatory and punitive damages totaling $3,901,000. In
July 1998, the parties agreed to settle these disputes out of court through an agreement by which the Building Venture would purchase the unit owner's unit for an agreed upon market price and other certain terms with a closing date expected in September 1998.

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

                 				HISTORIC PRESERVATION PROPERTIES 1990
                 				L.P. TAX CREDIT FUND

                     By:	Boston Historic Partners II Limited Partnership
                         General Partner

                         By:	BHP II Advisors Limited Partnership
                             General Partner

                             By:	Portfolio Advisory Services, II Inc.
                                 General Partner

Date:  August 1, 1998            By:	/s/ Terrence P. Sullivan
                                     Terrence P. Sullivan,
                                     President

                             and

Date:  August 1, 1998        By:	/s/ Terrence P. Sullivan
                                 Terrence P. Sullivan

