Form 10-Q
period 1998-09-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1998-11-13
CIK 857004

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    September  30,  1998
                      ----------------------------------------------
                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                   FORM 10-Q

                              SEPTEMBER 30, 1998

                               TABLE OF CONTENTS




                                                                          Page


PART  I  FINANCIAL INFORMATION

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

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                                                   1998              1997
                                             -----------------  ----------------
                                               (Unaudited)
INVESTMENT IN REAL ESTATE
  Building and building improvements         $    15,009,692     $  15.178,365
  Land                                                97,034            97,034
  Furniture and equipment                            973,525           970,736
  Marina - land and improvements                   1,602,539         1,376,259
  Deferred evaluation and acquisition costs        1,102,600         1,102,600
                                             ---------------     -------------
                                                  18,785,390        18,724,994
       Less  accumulated  depreciation and         4,178,182         3,830,865
       amortization
                                             -----------------  ----------------
                                                  14,607,208        14,894,129
     Reserve for realization of Marina land
         and improvements                           (845,672)         (845,672)
                                             -----------------  ----------------
                                                  13,761,536        14,048,457

CASH AND CASH EQUIVALENTS                            714,037           670,811
SECURITY DEPOSITS                                     95,191            86,641
ESCROW DEPOSITS                                      497,641           152,212
DEFERRED COSTS, net of accumulated
  amortization (1998,$47,193;
   1997, $33,492)                                    135,492           149,193
OTHER ASSETS                                         238,447           116,807
                                             -----------------  ----------------

                                             $    15,442,344     $  15,224,121
                                             =================  ================

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Note payable                               $    5,657,243     $    5,767,197

  Accrued expenses and other liabilities            240,091            286,315
  Security deposits                                  87,506             82,271
                                            -----------------   ----------------

         Total liabilities                        5,984,840          6,135,783
                                            -----------------   ----------------

COMMITMENTS  (Note 5)

PARTNERS' EQUITY
  Limited Partners'equity-Units of Investor
    Limited Partnership Interest, $1,000
    stated value per Unit-16,361 issued and
    outstanding units                              9,505,290          9,139,816
     General Partner's deficit                      (47,786)           (51,478)
                                            -----------------   ----------------

         Total partners' equity                   9,457,504          9,088,338
                                            -----------------   ----------------

                                            $    15,442,344     $   15,224,121
                                            =================   ================


  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
            AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

                                     Three Months               Nine Months
                                  Ended September 30,     Ended September 30,
                               -------------------------  --------------------
                                  1998         1997          1998         1997
                               -----------  ------------  -----------  -------

REVENUES:
  Rental and related income $ 978,018   $  870,031   $ 2,724,101   $ 2,406,133
  Interest and other income    10,387       11,496        33,975        27,791
                            ---------   ----------   -----------   -----------
                             988,405       881,527     2,758,076     2,433,924
                            ---------   ----------   -----------   -----------
EXPENSES:
  Operating and
  administrative              59,151       56,220        181,347       152,229
  Property operating
  expenses                   511,088       446,213     1,464,017     1,328,549
  Depreciation and
  amortization               117,507       146,114       406,848       438,090
                           ----------   ----------   -----------   -----------

                             687,746       648,547     2,052,212     1,918,868
                           ----------   ----------   -----------   -----------

INCOME FROM OPERATIONS       300,659       232,980       705,864       515,056

INTEREST EXPENSE            (111,514)     (118,455)     (336,698)     (357,337)
                           ----------   ----------   -----------   -----------

NET INCOME                $  189,145   $   114,525   $   369,166   $   157,719
                          ==========   ===========   ===========   ===========

NET INCOME ALLOCATED TO
  GENERAL PARTNER         $    1,891   $     1,145   $     3,692   $     1,577
                           ==========   ==========   ===========   ===========

NET INCOME ALLOCATED TO
  LIMITED PARTNERS        $  187,254   $   113,380   $   365,474   $   156,142
                          ==========    ==========   ===========   ===========

NET INCOME PER UNIT OF
  INTEREST, BASED ON
  16,361 UNITS
  OUTSTANDING             $   11.45     $     6.93   $     22.34   $      9.54
                          ==========    ==========   ===========   ===========


  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                       THE YEAR ENDED DECEMBER 31, 1997





                             Units of
                             Investor     Investor
                             Limited       Limited        General
                            Partnership   Partners'      Partner's
                             Interest      Equity         Deficit         Total
                            -----------  ------------   ------------   ---------


BALANCE, December 31,         16,361   $8,930,109   $  (53,596)      $8,876,513
  1996

     Net income                    -      209,707        2,118          211,825
                          ----------   ----------   ----------       ----------

BALANCE, December 31,         16,361    9,139,816      (51,478)       9,088,338
  1997

     Net income
      (Unaudited)                  -      365,474        3,692          369,166
                          ----------   ----------   ----------       ----------

BALANCE, September 30,
  1998 (Unaudited)            16,361   $9,505,290   $  (47,786)      $9,457,504
                          ==========   ==========   ==========       ==========



  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)


                                                      1998        1997
                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $ 369,166   $ 157,719
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                   406,348     438,090
      Increase in security deposits, net               (3,315)     (2,871)
      Increase in escrow deposits                    (345,429)     (1,116)
      Increase in other assets                       (112,140)    (88,580)
      Increase (Decrease) in accrued expenses and     (46,224)      4,382
          other liabilities
                                                    ---------   ---------

   Net cash provided by operating activities          268,906     507,624
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture & equipment                  (12,289)          -
   Additions to Marina                               (226,280)    (19,105)
   Proceeds from exchange of building and building    122,843           -
     improvements
                                                    ---------   ---------

   Net cash used in investing activities             (115,726)    (19,105)
                                                    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of mortgage note payable       (109,954)   (320,647)
   Decrease in deferred costs                               -       9,765
                                                    ---------   ---------

   Net cash used in financing activities             (109,954)   (310,882)
                                                    ---------   ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                    43,226     177,637

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                670,811     478,898
                                                    ---------   ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                    $ 714,037   $ 656,535
                                                    =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash paid for interest                        $ 336,698   $ 358,022
                                                    =========   =========

  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


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

(2)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 for HPP'90, as filed with the Securities and Exchange Commission.

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

(3)  Investment in Real Estate

     During 1990, HPP'90 acquired an interest in the following entities (see below for subsequent changes in ownership):

     Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 149 indoor parking spaces (the Apartments) and a 38 room inn (the Inn) located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 9 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of September 30, 1998.

     HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

     The economic occupancy for the quarter ended September 30, 1998 for the residential units was 97% (unaudited) and the average occupancy for the inn was 79% (unaudited).

     On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4). On March 17, 1998, the Building Venture exchanged a condominium unit and parking spaces with an unrelated party in return for that unrelated party's condominium unit, parking spaces and $135,000. The transaction resulted in net cash proceeds of $122,843 after closing costs.

     HPP'90's operations, principally consisting of accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. Also, distributions from the
     Building Venture are used to fund reserves for the capital needs of HPP'90's real property entities. For the nine months ended September 30, 1998 and 1997, the Building Venture distributed to HPP'90, $1,084,000 and $426,000, respectively.
                                      7

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


(3)  Investment in Real Estate (continued)

     Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

     Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire a fee interest in a 1.92 acre parcel of land together with a 256-slip marina (the Marina) located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $938,219 as of September 30, 1998.

     HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

     The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. For the nine months ended September 30, 1998 and for the years ended December 31, 1997 and 1996, the Marina Venture added $226,280, $33,727 and $23,049, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 256. Substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn (see Note 5).

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

     On February 27, 1996, the Partnership redeemed HWFP's 50% limited partnership interest in the Marina Venture by issuing a $225,000 promissory note payable secured by the marina property. As a result of this redemption, HPP'90's limited partnership interest in the Marina Venture increased to 98% and Henderson's Wharf Development Corporation's (HWDC) general partnership interest in the Marina Venture increased to 2% as of the date of redemption. On September 30, 1997, the Building Venture advanced the Marina Venture $200,000, and the Marina Venture then settled in full the promissory note payable to HWFP (see Note 4).

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

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


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

     HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and require monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of September 30, 1998 and December 31, 1997, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $115,942 and $144,928, respectively.

     On November 1, 1995, the Building and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provided for payment of management fees to CMC equal to 4% of apartment gross receipts, 4.5% of inn gross receipts, and 9% of marina gross receipts, as defined, respectively. A condition of the agreements required the Ventures to maintain with CMC, for the benefit of the Ventures, operating cash and contingency reserves of $190,000 and $70,000, respectively. The agreements expired on June 30, 1998. Management fees paid to CMC by the Ventures totaled $74,668 and $107,140 for the six months ended June 30, 1998 and the nine months ended September 30, 1997, respectively.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


(5)  Transactions With Related Parties, Commitments and Contingencies
     (continued)

     Effective July 1, 1998, the Building Venture and Marina Venture entered into property management contracts with Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to oversee the property management of the apartment, inn and marina operations. The Property management contracts will provide for the payment of management fees to GFI equal to 4% of apartment gross receipts, 4% of inn gross receipts, and 4% of marina gross receipts, as defined, respectively. The agreements expire the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. Also effective July 1, 1998, GFI subcontracted Winn Management Company, an unaffiliated Massachusetts corporation who manages numerous properties throughout the East Coast, to provide certain on-site property management services to the apartment, inn and marina operations. Management fees paid to GFI by the Ventures totaled $40,011 for the three months ended September 30, 1998.

     On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provided such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expired on June 30, 1998. Expense reimbursements to CMC for the six months ended June 30, 1998 and the nine months ended September 30, 1997 totaled $83,080 and $95,212, respectively.

     Effective July 1, 1998, HPP'90 engaged GFI to provide accounting, asset management and investor services. GFI will provide such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. Expense reimbursements to GFI for the three months ended September 30, 1998 totaled $47,109.

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

     During 1997, the Building Venture and the condominium association to which it belongs filed suit against one unit owner for failure to pay condominium assessments and nuisance. The suit asked for actual damages as well as compensatory and punitive damages totaling $120,000. The unit owner filed a counterclaim against the Building Venture, the condominium association to which it belongs, and other third parties for alleged breach of contract and related counts. The counterclaim asked for compensatory and punitive damages totaling $3,901,000. In July 1998, the parties agreed to settle these disputes out of court through an agreement by which the Building Venture would purchase the unit owner's unit for an agreed upon market price and other certain terms.

     Within the next few years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. In October 1997, the Marina Venture entered into a letter of intent with a third party real estate developer to form an entity whose purpose would include repairing the land and the developing of the marina. The letter of intent expired on January 10, 1998 with no expectation of further negotiations. The Partnership now anticipates that capital resources to fund the repairs are likely to be provided by additional contributions of the Partnership. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be approximately $2,000,000. Also, the Partnership is investigating other potential sources of available parking for the Marina and Inn. It is reasonably possible that the outcome of this uncertainty might be determined in the near term. Included in the escrow deposits as of September 30, 1998, is $401,269 that the Partnership has reserved for capital improvements.

(6)  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, escrow deposits, accrued expenses and other liabilities, and security deposits at September 30, 1998 and December 31, 1997 approximate their fair values due to their short maturities. The fair value of the note payable at September 30, 1998 and December 31, 1997 approximate their carrying amounts based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1998


Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of September 30, 1998, the Partnership had invested an aggregate of $13,152,719 in the Building and Marina Ventures.

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

As of September 30, 1998, the Ventures and HPP'90 had cash and cash equivalents, of $577,192 and $136,845, respectively. HPP'90's cash and cash equivalents are used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash and cash equivalents are used to fund operating expenses and debt service of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund capital reserves and general and administrative expenses of managing the public fund. For the nine months ended September 30, 1998 and 1997, the Building Venture distributed $1,084,000 and $426,000, respectively, to HPP'90.

Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders. No distributions to the partners of HPP'90 are permitted until all settlement payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of September 30, 1998 and December 31, 1997, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $115,942 and $144,928, respectively.

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

Within the next few years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. In October 1997, the Marina Venture entered into a letter of intent with a third party real estate developer to form an entity whose purpose would include repairing the land and the developing of the marina. The letter of intent expired on January 10, 1998 with no expectation of further negotiations. The Partnership now anticipates that capital resources to fund the repairs are likely to be provided by additional contributions of the Partnership. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be approximately $2,000,000. Also, the Partnership is investigating other potential sources of available parking for the Marina and Inn. Included in the escrow deposits as of September 30, 1998, is $401,269 that the Partnership has reserved for capital improvements.

HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses, debt service requirements and reserves for capital needs and have sufficient cash to distribute to HPP'90. The short-term liquidity of the Marina Venture depends on its ability to generate sufficient rental income to fund operating expenses and make capital

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEPTEMBER 30, 1998


expenditures to maintain the existing capacity of the marina, make additional capital improvements to expand the marina's existing capacity, and maintain the marina land. HPP'90 has advanced approximately $968,000 to the Marina through September 30, 1998 to pay off the Marina Ventures' acquisition debt, make necessary capital improvements, and fund operations. It is not expected that the Marina Venture will generate sufficient short-term liquidity to repay advances made by HPP'90.

Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership generated net income under generally accepted accounting principles of $369,166 for the nine months ended September 30, 1998 which includes depreciation and amortization of $406,848.

The Building Venture was fully operational during the entire year. The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. During the nine months ended September 30, 1998 and in the years 1997 and 1996 the Marina Venture added $226,280, $33,727, and $23,049, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 256. However, other substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn.

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

The Apartments have achieved stabilized occupancy with economic occupancy rates of 97%, and 96% for the quarters ended September 30, 1998 and 1997, respectively. Management is projecting economic occupancy for the Apartments to be approximately 95% as well as a 5% increase in rental rates for calendar year 1998. Management expects economic occupancy to remain about 95% and rental rates to increase between 3% to 5% in future years after 1998.

The Apartments also began charging parking fees for garaged parking in 1996 and achieved full implementation of the parking fee policy by the end of 1997. Management is projecting a 25% increase in parking fee rates for the calendar year 1998.

The average occupancy of the Inn for the quarters ended September 30, 1998 and 1997 was 79% and 78%, respectively. Management is projecting an average annual occupancy for the Inn of 72%, as well as a 4% increase in the average daily room rate for calendar year 1998. The Inn occupancy in future years is expected to stay at the same level, absent any significant adverse market conditions or increase in existing market competition. Management expects the Inn's average daily room rate to increase between 3% to 5% in future years after 1998.

The Partnership recorded net income of $189,145 for the three months ended September 30, 1998, as compared to net income of $114,525 for the same period in 1997. This favorable increase in net operating results is primarily due to the increase in rental and related income offset by an increase in property operating expenses. Rental and related income increased for the quarter ended September 30, 1998, compared to the same quarter in 1997, primarily due to increased average daily room rates at the Inn and rental income rates at the Apartments. Rental and related income also increased as a result of increased food and beverage revenue at the Inn, occupancy at the Marina and parking revenue at the Apartments. For the quarter ended September 30, 1998, compared to the same quarter in 1997, the average daily room rates increased approximately 11% and the food and beverage revenue increase approximately $20,000 at the Inn. Due to the strength of the residential rental market, the Apartment's average rental income rate increased approximately 4% and parking revenue increased approximately $10,000. For the three months ended September 30, 1998, compared to the same period in 1997, the Marina recorded an increase in slip fee rental income of approximately $18,000. Property operating expenses increased due to increases in food and beverage activity at the Inn, repair and maintenance expenditures at the Inn, Apartments and Marina, and also salaries for additional staffing at the Ventures.

The Partnership recorded net income of $369,166 for the nine months ended September 30, 1998, a $211,447 increase compared to the net income of $157,719 for the nine months ended September 30, 1997. This increase in net income is primarily attributed to an increase in rental and related income offset by an increase in property operating expenses. Rental and related income increased due increased average daily room rates and occupancy at the Inn and rental income rates at the

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEPTEMBER 30, 1998



Apartments. Rental and related income also increase due to increased food and beverage and function room rental revenue at the Inn, parking revenue at the Apartments and slip fee rentals at the Marina. The Inn's occupancy and average daily room rates increased approximately 3% and 15%, respectively, while food and beverage and function room rentals increased approximately $40,000 and $21,000, respectively, for the nine months ended September 30, 1998, compared to the same period in 1997. While the Apartment's economic occupancy decrease slightly for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, the average rental income rate increased approximately 4% and the parking revenue increase approximately $29,000. The Marina recorded an increase in slip fee rentals of approximately $19,000. Property and operating expenses increased due to increases in food and beverage activity at the Inn, repair and maintenance expenditures at the Inn, Apartments and Marina and also salaries for additional staffing at the Ventures.

Inflation and Other Economic Factors.

Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial mortgage debt as of September 30, 1998. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. High levels of new construction of similar projects and low levels of interest rates may reduce demand for existing rental properties.

Year 2000 Issues.

The Partnership and the Ventures have analyzed the effect of the Year 2000 on their respective financial and computer systems and have incorporated and/or expect to have incorporated the necessary modifications to avert any negative consequences. The Partnership does not anticipate Year 2000 issues to have any material effect on its operations or the operations of the Ventures. Also, the Partnership does not expect to incur substantial costs to address Year 2000 issues.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                         PART II - OTHER INFORMATION
                              SEPTEMBER 30, 1998


Item 1. Legal Proceedings - In 1997, the Building Venture and the condominium association to which it belongs filed suit against one unit owner for failure to pay condominium assessments and nuisance. The suit asked for actual damages as well as compensatory and punitive damages totaling $120,000. The unit owner filed a counterclaim against the Building Venture, the condominium association to which it belongs, and other third parties for alleged breach of contract and related counts. The counterclaim asked for compensatory and punitive damages totaling $3,901,000. In July 1998, the parties agreed to settle these disputes out of court through an agreement by which the Building Venture would purchase the unit owner's unit for an agreed upon market price and other certain terms.

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

                  HISTORIC PRESERVATION PROPERTIES 1990
                  L.P. TAX CREDIT FUND

                  By: Boston Historic Partners II Limited Partnership General Partner

                        By:   BHP II Advisors Limited Partnership
                              General Partner

                              By:   Portfolio Advisory Services, II Inc.
                                    General Partner

Date:  November 1, 1998             By:   /s/ Terrence P. Sullivan
                                              ---------------------
                                              Terrence P. Sullivan,
                                              President

                              and


Date:  November 1, 1998       By:   /s/ Terrence P. Sullivan
                                        ---------------------
                                        Terrence P. Sullivan,