Form 10-K
period 1998-12-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1999-03-25
CIK 857004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                      ----------------------------------

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ______ to _______ .


Commission File Number: 3331778


             Historic Preservation Properties 1990 L.P. Tax Credit Fund
            -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                         04-3066191
            --------                                         ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


45 Broad Street, Boston, Massachusetts                             02109
------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 338-6900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:
(Title of class)          None

Securities registered pursuant to Section 12(g) of the Act:
(Title of class)          None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

             HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                          1998 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS

                                                                      Sequential
                                                                  Page  Page No.
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

Item  10    Directors and Executive Officers of the Registrant   K-14 15
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
              Reports on Form 8-K                                K-17 18

Signatures                                                       K-25 26

Supplemental Information                                         K-26 27

                                       K-2
                       DOCUMENTS INCORPORATED BY REFERENCE



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

            Effective October 1, 1995, the Partnership engaged Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to perform accounting, asset management and investor services for an annual fee of $38,400 and reimbursement of all operating expenses of providing such services. The agreement expired on June 30, 1998.

            Effective July 1, 1998, HPP'90 engaged Gunn Financial,  Incorporated
(GFI) an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined.

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

            During 1990, the Partnership acquired interests in the following real estate, collectively referred to as the "Ventures". The Partnership's purchase of the Ventures was made on substantially the same terms described in Supplement No. 1 to the Prospectus dated August 1, 1990 (Supplement No. 1) and Supplement No. 2 to the Prospectus dated December 3, 1990 (Supplement No.
2). Both Supplement No. 1 and Supplement No. 2 are incorporated herein by this reference. Supplement No. 1 and Supplement No. 2 were filed pursuant to Rule 424(b) on August 14, 1990 and December 4, 1990, respectively. As of December 31, 1998 100% of the limited partners' capital contributions (net of selling commissions, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments:

            Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership which was formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land located at 1000 Fell Street, Baltimore, Maryland and to rehabilitate the building into residential units, 153 indoor parking spaces and a 38 room inn. The building contains 137 residential units, 129 of which are owned by the Building Venture and 8 of which are owned by unrelated parties as of December 31, 1998.

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

            In 1993, the Ventures terminated the Contracts with, and commitments under the Consulting Agreement to HMI. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108. The Settlement Payments required an initial payment of $36,000 due on January 27, 1995 and requires monthly payments of $3,221 which commenced September 1995 and are payable through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Venture's cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of December 31, 1998 and 1997, unpaid settlement payments included in accrued expenses and other liabilities totaled $106,280 and $144,928, respectively.

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

            On March 17, 1998, the Building Venture exchanged a condominium unit and parking spaces with an unrelated party in return for that unrelated party's condominium unit, parking spaces and $135,000. The transaction resulted in net cash proceeds of $122,843 after closing costs. On November 3, 1998, the Building Venture purchased a condominium unit and parking space owned by an unrelated party for a purchase price of $110,000.

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

            As of December 31, 1998 and 1997, the apartment units had an economic occupancy rate of approximately 96% and 97%, respectively. The average occupancy for the inn for the years ended December 31, 1998 and 1997 was 73% and 71%, respectively.

            The Partnership may invest in other real estate ventures as set forth on pages 28-36 of the Prospectus (which pages are hereby incorporated by this reference).

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

            The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. During 1998, 1997 and 1996, the Marina Venture added $282,791, $33,727 and $23,049, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 256. Substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be in excess of $2,300,000. The Partnership anticipates that capital resources to fund the repairs are likely to be provided by additional contributions to the Partnership. Included in escrow deposits as of December 31, 1998, is $404,681 that the Partnership has reserved for future capital improvements.

            The Marina Venture competes with approximately seven other marinas located in the inner harbor of Fells Point. The marinas generally compete on the basis of slip fee rates (seasonal and year round), marina services and amenities. The Marina Venture has no marina services and offers minimum boating amenities.


Item 2.     Properties.

            See Item 1 above.

Item 3.     Legal Proceedings.

            At December 31, 1998, the Partnership and the Ventures are not party to, to the best knowledge of the General Partner, any material pending legal proceedings.


            In 1997, the Building Venture and the condominium association to which it belongs had filed suit against one unit owner for failure to pay condominium assessments and nuisance and the unit owner had filed a counterclaim against the Building Venture, the condominium association, and other third parties for alleged breach of contract and related counts. On November 3, 1998, the Building Venture, the condominium association and other third parties settled the lawsuits with the unit owner. As part of the settlement, the Building Venture paid $110,000 to purchase the condominium unit and parking space, as well as a $65,000 additional payment.

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

            (b)   As of March 18, 1999, there were 1,392 holders of Units.

     The Amended and  Restated  Agreement  of Limited  Partnership  (Partnership
Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. As discussed in Item 1, there are certain restrictions on the Partnership's present and future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the periods ended December 31, 1998, 1997 and 1996, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.     Selected Financial Data.



                               1998        1997        1996        1995        1994
                            ------------------------------------------------------------


Revenues                    $  3,656,389 $  3,261,261  $2,909,744 $2,769,347  $2,501,562

Net Income (Loss)           $    344,889 $    211,825  $ (258,989)$ (359,021) $ (667,504)


Net Income  (Loss) per unit
  of Investor Limited
  Partnership Interest based
  on Units outstanding      $      20.87 $      12.82  $   (15.67) $   (21.72) $   (40.39)

Total Assets as of
  December 31,              $   15,469,324  $15,224,121 $15,392,204  $15,483,025  $15,849,184

Long Term Debt as of
  December 31,              $    5,619,134  $ 5,767,197 $ 6,123,084  $ 5,590,418   $5,590,418

Cash Distributions Per
  weighted average Unit
  outstanding                   $       0   $       0   $      0    $      0    $      0

Rehabilitation Tax Credit
  per Unit                      $       0   $       0 $    63.94    $      0    $      0


See Item 7 for a discussion of the factors that may materially affect the foregoing information in future years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of December 31, 1998 the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures.

            Such  amount   contributed  in  the  Building  and  Marina  Ventures
represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

            As of December 31, 1998, the Ventures and HPP'90 had cash and cash equivalents, excluding security deposit cash, of $400,555 and $139,743, respectively. HPP'90's cash and cash equivalents are used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash and cash equivalents are used to fund operating expenses and debt service of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of managing the public fund and to fund reserves for the capital needs of the Ventures. For the years ended December 31, 1998, 1997 and 1996, the Building Venture distributed $1,159,000, $501,000, and $203,000, respectively, to HPP'90.

            Within the next several years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the marina and inn. The Marina Venture estimates the cost of repairs to maintain the land to be in excess of $2,300,000. The Partnership anticipates that capital resources to fund the repairs are likely to be provided by additional contributions to the Partnership. Included in the escrow deposits as of December 31, 1998, is $404,681 that the Partnership has reserved for future capital improvements.

            At December 31, 1998, the Ventures have entered into contracts for various building improvements and furniture and equipment purchases totaling approximately $382,300 and has made deposits on such contracts of approximately $141,200.

            Settlement Payments due HMI, that were negotiated as part of the contract termination (See Item 1), are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders. No distributions to the partners of HPP'90 are permitted until all settlement payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of December 31, 1998 and 1997, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $106,280 and $144,928, respectively.

            On March 17, 1998, the Building Venture exchanged a condominium unit and parking spaces with an unrelated party in return for that unrelated party's condominium unit, parking spaces and $135,000. The transaction resulted in net cash proceeds of $122,843 after closing costs. On November 3, 1998, the Building Venture purchased a condominium unit and parking space owned by an unrelated party for a purchase price of $110,000.

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

            HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture the need to and make contributions to the Marina Venture to maintain the land which provides parking to the marina and inn. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90. The short-term liquidity of the Marina Venture depends on its ability to generate sufficient rental income to fund operating expenses. HPP'90 has advanced approximately $918,000 to the Marina through December 31, 1998 to fund operations. It is not expected that the Marina Venture will generate sufficient short-term liquidity to repay advances made by HPP'90.

            Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

            Results of Operations. The Partnership generated net income under generally accepted accounting principles of $344,889 in 1998 which includes depreciation and amortization of $475,872.

            The Building Venture was fully operational during the entire year. The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. During 1998, 1997 and 1996, the Marina Venture added $282,791, $33,727 and $23,049, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 256. However, other substantial repairs are still needed to maintain the marina land that provides parking to the marina and inn.

            The results of the Partnership's operations in future years should be comparable to 1998 numbers provided the Building Venture is able to maintain greater than 90% economic occupancy in the Apartments and greater than 65% occupancy in the Inn. Expense levels are expected to increase with the rate of inflation but, it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.

            The Apartments have achieved stabilized occupancy with economic occupancy rates of 96%, 97% and 95% for the years 1998, 1997 and 1996, respectively. Management is projecting economic occupancy for the Apartments to be approximately 95% as well as an approximately 3% increase in rental rates for calendar year 1999. Management expects economic occupancy to remain around 95% and rental rates to increase between 3% to 5% in future years after 1999.

            The average occupancy of the Inn for the years 1998, 1997 and 1996 was 73%, 71%, and 71%, respectively. Management is projecting Inn occupancy of 73%, as well as a 5% increase in the average daily room rate for calendar year 1999. The Inn occupancy in future years is expected to stay at the same level, absent any significant adverse market conditions or increase in existing market competition. Management expects the Inn's average daily room rate to increase between 3% to 5% in future years after 1999.

            The Partnership recorded net income of approximately $345,000 for the year ended December 31, 1998, as compared to net income of approximately $212,000 for the year ended December 31, 1997. This favorable increase in net income is primarily due to an increase in revenue of approximately $395,000 and a decrease in interest expense of approximately $24,000, offset by an increase in expenses of approximately $286,000. The increase in revenue is due to increases of approximately 13% in average daily room rates at the Inn, approximately 6% in rental rates at the Apartments and a slight increase in occupancy at the Inn. The decrease in interest expense in 1998, compared to 1997, is due to the settlement of the Marina promissory note payable, which was paid in full in September of 1997, and also the amortization of the Building Venture's mortgage note payable. Expenses increased in 1998, compared to 1997, due to increases in other operating expenses, payroll services and management fees, offset by a decrease in depreciation and amortization. Other operating expenses increased mainly due to increased food and beverage activity at the Inn, the settlement payment of $65,000 to settle a lawsuit (see Item 3), and repair and maintenance expenditures at the Inn, Apartments and Marina. Payroll services increased due to additional staffing at the Ventures' and management fees, which are based on gross receipts, increased as a result of the increased revenues. Depreciation and amortization decreased because the Building Venture had fully depreciated its furniture and fixtures in the second quarter of 1998.

            The Partnership recorded net income of approximately $212,000 for the year ended December 31, 1997, an increase of approximately $471,000, compared to a net loss of approximately $259,000 for the year ended December 31, 1996. The increase in net income in 1997, compared to 1996, is attributed to an increase in income of approximately $350,000 and decreases in expenses of approximately $52,000 and interest expense of approximately $71,000. The increases in income in 1997, compared to 1996, are primarily due to the increased room, rental and parking rates at both the Inn and Apartments and a slight increase in occupancy at the apartments and Marina. Both the average daily rate for inn rooms and apartment rental income rates increased approximately 7% in 1997, compared to 1996. Management fees, which were based on gross receipts, increased in 1997 compared to 1996 due to the increase in revenue. Interest expense decreased in 1997, compared to 1996, due to the amortization of the loan balances and the settlement of the marina debt in September 1997.

            As of February 27, 1996, the Partnership no longer records minority interest due to the redemption of HWFP's 50% limited partnership interest in the Marina Venture.

            Inflation and Other Economic Factors

            Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial mortgage debt as of December 31, 1998. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None
                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            (a) and (b) Identification of Directors and Executive Officers.

            The following table sets forth the name and age of the director and executive officer of BHP II Advisors and the offices held by such person.


          Name                                 Office                      Age

  Terrence P. Sullivan                    President and Director           52

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

            (c)   Family Relationships.

                  None.

            (e)   Business Experience.

            The background and experience of the executive officer and director of BHP II Advisors and Boston Capital Planning identified above in Items 10(a) and 10(b) are as follows:

            Terrence P.  Sullivan,  52, is the founder and sole  shareholder  of
Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1986 through December 31, 1989, Boston Bay Capital participated in the placement of limited partnership interest in 98 real estate programs, over 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, from 1987 to 1990, Boston Bay Capital served as dealer manager in connection with the sale of units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, Historic Preservation Properties 1989 Limited Partnership and the Partnership, the first four public programs sponsored by Affiliates of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was the Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering. He received a Masters in Business Administration degree from the University of Massachusetts (Amherst) in 1971. Mr. Sullivan serves as a general partner of BBC Restoration Properties II Limited Partnership. In addition, an entity controlled by Mr. Sullivan serves as the general partner of Institutional Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors.

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

            No commissions, fees, or cash distributions were paid by the Partnership to the General Partner or its affiliates for the years ended December 31, 1998, 1997 and 1996. No reimbursements were made for the years ended December 31, 1998, 1997 or 1996.

            For the year ended December 31, 1998, the Partnership allocated approximately $676 of taxable income to the General Partner. See Note 5 to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.


Item 12.    Unit Ownership of Certain Beneficial Owners and Management.

            (a)   Unit Ownership of Certain Beneficial Owners.

                  The Spiegel Corporation, 1515 West 22nd Street, Oak Brook, Illinois 60522, is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1999 (2,000 units; 12.22%). Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

            (b)   Unit Ownership of Management.

                  No director or executive officer of BHP II Advisors, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 1999. No officer or director of BHP II Advisors or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

            (c) Change in Control.

                  There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.

Item 13.    Certain Relationships and Related Transactions.

            See Note 5 of Notes to Financial Statements for information about transactions between the Partnership and the General Partner and its affiliates. See Item 11 above for information concerning the fees, commissions, reimbursements and cash distributions which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1998, 1997 and 1996.

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

              LVI. Partnership Interest Redemption Agreement among Henderson's Wharf Marina L.P., HWFP, Inc., Henderson's Wharf Development Corporation, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, dated February 27, 1996.(8)

             LVII. Promissory Note between Henderson's Wharf Marina L.P. and HWFP, Inc., dated February 27, 1996. (8)

              LIX. Assignment of Leases and Rents between Henderson's Wharf Marina L.P. and HWFP, Inc., dated February 27, 1996. (8)

               LX. Settlement letter on prepayment of Promissory Note between Henderson's Wharf Marina L.P. and HWFP, Inc., dated September 30, 1997. (9)

               LXI. Closing documents which include Purchase and Sale Agreement and Deed of Exchange with Joseph V. Brady for the exchange of Unit 610 for Unit 422, date March 17, 1998.

               LXII.Primary Property and Marina Management Agreements between
                    Henderson's Wharf  Baltimore,   L.P.,   Henderson's  Wharf
                    Marina,   L.P.  Gunn  Financial Incorporated, dated May 18,
                    1998.

              LXIII.Asset Management Agreement between   Historic Preservation
                    Properties   1990  L.P.   Tax  Credit  Fund  and  Gunn
                    Financial Incorporated dated July 1, 1998.

              LXIV. Closing documents which include Settlement  Agreement,
                    Mutual Release, and Agreement of Sale and Purchase, and Deed between Henderson's Wharf Baltimore L.P. and Richard Sassi for Unit 406, dated November 3, 1998.

--------------------


         (8) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for year ended December 31, 1996 and incorporated herein by this reference.

         (9) Previously filed as part of exhibit 10 (b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.










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

         (10)  Previously   filed  as  part  of  exhibit  28(ii)  (a)  to  the
Partnership's Annual Partnership Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by this reference.

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

                   HISTORIC PRESERVATION PROPERTIES 1990 L.P.
                           TAX CREDIT FUND

                           By:   BOSTON HISTORIC PARTNERS II LIMITED
                          PARTNERSHIP, GENERAL PARTNER

                                 By:   BHP II ADVISORS LIMITED PARTNERSHIP

                                       By:   PORTFOLIO  ADVISORY  SERVICES II,
INC.

Date:  March 18, 1999                  By:   /s/ Terrence P. Sullivan
                                                   Terrence P. Sullivan,
                                                   President

                                       and

Date:  March 18, 1999                  By:   /s/ Terrence P. Sullivan
                                                   Terrence P. Sullivan,
                                                   General Partner

                        Pursuant  to  the   requirements   of  the  Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title


/s/ Terrence P. Sullivan               Individual General Partner of
Terrence P. Sullivan                   BHP II Advisors Limited Partnership
                                       and as President and Principal
Date: March 18, 1999                   Executive Officer of Portfolio
                                       Advisory Services II, Inc.,
                                       General Partner of BHP II
                                       Advisors Limited Partnership

/s/ Terrence P. Sullivan               Principal Financial and
Terrence P. Sullivan                   Principal Accounting Officer
                                       of Portfolio Advisory Services II,
Date: March 18, 1999                   Inc., General Partner of BHP II
                                       Advisors Limited Partnership

Supplemental  Information  to be  Furnished  with Reports  Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                           An annual  report will be furnished to Unit holders
subsequent to filing of this Form 10-K.






























                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996
                   TOGETHER WITH INDEPENDENT AUDITORS' REPORTS












































                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 14 (A) (1) AND (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page



Independent Auditors' Report                                            F-3

Consolidated Balance Sheets as of December 31,
   1998 and 1997                                                        F-4

Consolidated Statements of Operations for the
   Years Ended December 31, 1998, 1997 and 1996                         F-5

Consolidated Statements of Partners' Equity (Deficit)
   for the Years Ended December 31, 1998, 1997 and 1996                 F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997 and 1996                                     F-7

Notes to Consolidated Financial Statements                              F-8

Independent Auditors' Report on Accompanying Information                F-14

Consolidated Financial Statement Schedule:
   Schedule III - Real Estate and Accumulated Depreciation              F-15



















                                       F-2

                          Independent Auditors' Report


The Partners
Historic Preservation Properties 1990
    L.P. Tax Credit Fund
Boston, Massachusetts


      We have audited the accompanying consolidated balance sheets of Historic Preservation Properties 1990 L.P. Tax Credit Fund, a Delaware limited partnership (the "Partnership"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Historic Preservation Properties 1990 L.P. Tax Credit Fund as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.




Providence, Rhode Island
March 18, 1999











                                       F-3
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                                   1998              1997
                                             -----------------  ----------------
INVESTMENT IN REAL ESTATE
     Building and building improvements      $    15,145,302     $  15,178,365
     Land                                             97,034            97,034
     Furniture and equipment                         980,447           970,736
     Marina - land and improvements                1,659,050         1,376,259
     Deferred   evaluation  and  acquisition
        costs                                      1,102,600         1,102,600
                                             -----------------  ----------------
                                                  18,984,433        18,724,994
         Less  accumulated  depreciation and
           amortization                            4,242,639         3,830,865
                                             -----------------  ----------------
                                                  14,741,794        14,894,129
     Reserve for realization of Marina land
         and improvements                           (845,672)         (845,672)
                                             -----------------  ----------------
                                                  13,896,122        14,048,457

CASH AND CASH EQUIVALENTS                            540,298           670,811
CASH EQUIVALENT, SECURITY DEPOSITS                    85,958            86,641
ESCROW DEPOSITS                                      546,834           152,212
DEFERRED COSTS, net of accumulated
     amortization (1998, $51,761;
     1997, $33,492)                                  130,924           149,193
OTHER ASSETS                                         269,188           116,807
                                             -----------------  ----------------

                                             $    15,469,324     $  15,224,121
                                             =================  ================


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Note payable                            $    5,619,134     $    5,767,197
     Accrued expenses and other liabilities         338,908            286,315
     Security deposits                               78,055             82,271
                                            -----------------  -----------------

         Total liabilities                        6,036,097          6,135,783
                                            -----------------  -----------------

COMMITMENTS  (Note 5)

PARTNERS' EQUITY
     Limited   Partners' equity-Units of
     Investor Limited Partnership Interest,
     $1,000 stated value per  Unit-16,361
     issued and outstanding units                 9,481,256          9,139,816

     General Partner's deficit                      (48,029)           (51,478)
                                            -----------------   ----------------

         Total partners' equity                   9,433,227          9,088,338
                                            -----------------  -----------------

                                            $    15,469,324    $    15,224,121
                                            =================  =================



         The accompanying notes are an integral part of these financial statements.

                                       F-4
                HISTORIC PRESERVATION PROPERTIES 1990 L. P. TAX CREDIT FUND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                      1998       1997        1996
                                   ---------- ---------- -----------
REVENUE:
     Rental and related income     $3,611,487 $3,230,009 $ 2,894,221

     Interest and other income         44,902     31,252      15,523
                                   ---------- ---------- -----------
                                    3,656,389  3,261,261   2,909,744
                                   ---------- ---------- -----------

EXPENSES:
     Operating and administrative 245,565 245,895 244,415 Property operating expenses:
          Payroll services            584,655    510,085     505,988
          Condominium assessments     379,894    382,632     366,156
          Real estate taxes           256,005    258,426     264,104
          Management fees             152,980    142,088     124,438
          Other operating expenses    769,540    457,067     533,582
     Depreciation and amortization    475,872    582,710     591,751
                                   ---------- ---------- -----------
                                    2,864,511  2,578,903   2,630,434
                                   ---------- ---------- -----------

INCOME FROM OPERATIONS                791,878    682,358     279,310

INTEREST EXPENSE                      446,989    470,533     541,643

MINORITY INTEREST IN LOSS
     ON MARINA VENTURE                      -         -        3,344
                                   ---------- ---------- -----------

NET INCOME (LOSS)                  $  344,889 $  211,825 $  (258,989)
                                   ========== ========== ===========

NET INCOME (LOSS) ALLOCATED TO
   GENERAL PARTNER                 $    3,449 $    2,118 $    (2,590)
                                   ========== ========== ===========

NET INCOME (LOSS) ALLOCATED TO
   LIMITED PARTNERS                $  341,440 $  209,707 $  (256,399)
                                   ========== ========== ===========

NET INCOME (LOSS) PER UNIT OF
   LIMITED PARTNERSHIP INTEREST,
   BASED ON 16,361 UNITS
   OUTSTANDING                     $    20.87 $    12.82 $    (15.67)
                                   ========== ========== ===========












   The accompanying notes are an integral part of these financial statements.

                                       F-5
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                             Units of
                             Investor      Investor
                             Limited       Limited        General
                            Partnership   Partners'      Partner's
                             Interest      Equity         Deficit        Total
                            -----------  ------------   ------------ -----------

BALANCE, December 31, 1995     16,361   $ 9,186,508    $  (51,006)  $ 9,135,502

          Net loss                  -      (256,399)       (2,590)     (258,989)
                            -----------  ------------   -----------  -----------
BALANCE, December 31, 1996     16,361     8,930,109       (53,596)    8,876,513

     Net income                     -       209,707         2,118       211,825
                            -----------  ------------   ------------  ----------

BALANCE, December 31, 1997     16,361     9,139,816       (51,478)    9,088,338

     Net income                     -       341,440         3,449       344,889
                            -----------  ------------   ------------  ----------

BALANCE, December 31, 1998     16,361   $ 9,481,256   $   (48,029)  $ 9,433,227
                            ==========   ============   ============  ==========






























         The accompanying notes are an integral part of these financial statements.

                                       F-6

                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                               1998       1997         1996
                                          ---------  ---------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $ 344,889  $ 211,825  $  (258,989)

   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Depreciation and amortization         475,872    582,710      591,751
      Gain on sale of asset                      --         --       (7,000)
      Minority interest in loss on Marina        --         --       (3,344)
       Venture
      Decrease (increase) in security        (3,533)     1,227       (5,597)
       deposits, net
      Decrease in accrued expenses
       and other liabilities                 (3,692)   (24,199)     (98,224)
      Increase in escrow deposits          (394,622)   (52,008)     (45,934)
      Decrease (increase) in other assets  (152,381)   (34,164)     134,224
                                          ---------  ---------  -----------

   Net cash provided by operating
    activities                              266,533    685,391      306,887
                                          ---------  ---------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to building and improvements  (114,346)        --     (442,264)
   Proceeds from exchange of building and
    building Improvements                   122,843         --           --
   Purchase of furniture & equipment         (9,711)    (9,500)     (16,658)
   Additions to Marina                     (247,769)   (33,727)     (23,049)
   Proceeds from sale of asset                   --         --        7,000
                                          ---------  ---------  -----------

   Net cash used in investing activities   (248,983)   (43,227)    (474,971)
                                          ---------  ---------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from refinancing of mortgage
     note payable                                --         --    6,000,000
   Payment of mortgage note payable              --         --   (5,590,418)
   Principal payments of mortgage note
     payable                               (148,063)  (355,887)    (101,916)
   Payment of deferred costs                     --         --     (143,167)
                                          ---------  ---------  -----------
 Net cash provided by (used in)
  financing activities                     (148,063)  (355,887)     164,499
                                          ---------  ---------  -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                        (130,513)   286,277       (3,585)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                        670,811    384,534      388,119
                                          ---------  ---------  -----------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                            $ 540,298  $ 670,811  $   384,534
                                          =========  =========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash paid for interest              $ 447,473  $ 471,665  $   522,522
                                          =========  =========  ===========
NON-CASH FINANCING ACTIVITY:

On February 27, 1996, the Partnership redeemed the minority interest in the Marina Venture by issuing a $225,000 note payable. The transaction resulted in a $39,981 reduction of basis in the marina property.

   The accompanying notes are an integral part of these financial statements.

                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

(2)   Summary of Significant Accounting Policies

      Principles of Consolidation

      HPP'90 holds a 99% general partner interest and Henderson's Wharf Development Corp. (HWDC), a wholly owned subsidiary of HPP'90, holds a total general and limited partner interest of 1% in Henderson's Wharf Baltimore Limited Partnership (HWB). At December 31, 1998, HPP'90 holds a 98% limited partner interest and HWDC holds a 2% general partner interest in Henderson's Wharf Marina Limited Partnership (HWM). All operating and financial policy decisions of HWB and HWM are controlled by HPP'90 and HWDC.

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

      Real Estate and Depreciation

      Real estate is held for lease and stated at the lower of cost or net realizable value. Depreciation is provided over the estimated economic useful lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 totaled $430,039, $536,007 and $547,996, respectively.

      Deferred Evaluation and Acquisition Costs

      Expenditures related to the purchase of real estate have been capitalized and are being amortized on a straight-line basis over the estimated economic useful life of real property (40 years). Amortization expense relating to deferred evaluation and acquisition costs totaled $27,564 in each of the years ended December 31, 1998, 1997 and 1996.


                                       F-8
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(2)   Summary of Significant Accounting Policies (Continued)

      Cash, Cash Equivalents, and Concentration of Credit Risk

      HPP'90 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 1998 and 1997 totaled $449,934 and $654,677, respectively.

      At December  31, 1998 and 1997,  HPP'90 had  $823,168 and $615,312 of cash and cash equivalents and escrow deposits, respectively, on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation or otherwise not insured.

      Deferred Costs

      Deferred costs relating to HPP'90's note payable are being amortized on a straight-line basis over the term of the note. Amortization expense relating to deferred costs for the years ended December 31, 1998, 1997 and 1996 totaled $18,269, $19,139 and $16,191, respectively.

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

      Reclassifications

      Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

(3)   Investment in Real Estate

      HPP'90 has an interest in the following entities:

      Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 153 indoor parking spaces (the Apartments) and a 38 room inn (the Inn) located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 8 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of December 31, 1998.

      HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

      The economic occupancy for the year ended December 31, 1998 for the residential units was 96% (unaudited) and the average occupancy for the inn was 73% (unaudited).

      On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4). On March 17, 1998, the Building Venture exchanged a condominium unit and parking spaces with an unrelated party in return for that unrelated party's condominium unit, parking spaces and $135,000. The transaction resulted in net cash proceeds of $122,843, after closing costs. On November 3, 1998, as part of a negotiated settlement as discussed in Note 4, the

                                       F-9
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(3)   Investment in Real Estate (Continued)

      Building Venture purchased a condominium unit and parking space owned by an unrelated party, with whom the Building Venture was engaged in a lawsuit and countersuit, for a purchase price of $110,000.

      HPP'90's operations, principally consisting of accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. Also, distributions from the Building Venture are used to fund reserves for the capital needs of HPP'90's real property entities. For the years ended December 31, 1998, 1997, and 1996, the Building Venture distributed to HPP'90 $1,159,000, $501,000, and $203,000, respectively.

      Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

      Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a 1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $728,544 as of December 31, 1998.

      HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

      The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. During the years ended December 31, 1998, 1997 and 1996, the Marina Venture added $282,791, $33,727 and $23,049, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 256. Substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn (see Note 5).

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

      On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the then outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of

                                      F-10
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(4)   Note Payable (Continued)

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

      As of December 31 1998, aggregate annual maturities under the deed of trust note for each of the next five years are as follows:

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

      HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and require monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of December 31, 1998 and 1997, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $106,280 and $144,928, respectively.





                                      F-11
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(5)   Transactions With Related Parties, Commitments and Contingencies
      (Continued)

      On November 1, 1995, the Building Venture and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provided for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expired on June 30, 1998. For the period January 1, 1998 through June 30, 1998 and for the years ended December 31, 1997 and 1996, management fees paid to CMC by the Ventures totaled $74,668, $142,088 and $124,438, respectively.

      Effective July 1, 1998, the Building Venture and Marina Venture entered into property management contracts with Gunn Financial, Incorporated
      (GFI), an unaffiliated Massachusetts corporation, to oversee the property management of the apartment, inn and marina operations. The property management contracts will provide for the payment of management fees to GFI equal to 4% of apartment gross receipts, 4% of inn gross receipts, and 4% of marina gross receipts, as defined, respectively. The agreements expires the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. Also, effective July 1, 1998, GFI subcontracted Winn Management Company, an unaffiliated Massachusetts corporation who manages numerous properties throughout the East Coast, to provide certain on site property management services to the apartment, inn and marina operations. Management fees paid to GFI by the Ventures totaled $78,312 for the period July 1, 1998 through December 31, 1998.

      On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provided such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expired on June 30, 1998. For the period January 1, 1998 through June 30, 1998 and for the years ended December 31, 1997 and 1996, expense reimbursements paid to CMC totaled $83,080, $127,075 and $136,654, respectively.

      Effective July 1, 1998, HPP'90 engaged GFI to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. Expense reimbursements to GFI for the period July 1, 1998 through December 31, 1998 totaled $96,162.

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

      On November 3, 1998, the Building Venture and the condominium association to which it belongs settled a lawsuit against one unit owner for failure to pay condominium assessments and nuisance, and a counterclaim filed by that unit owner against the Building Venture, the condominium association, and other third parties for alleged breach of contract and related counts. As part of the settlement, the Building Venture paid $110,000 to purchase the condominium unit and parking space, as well as an additional $65,000 which has been included in other operating expenses for the year ended December 31, 1998.

      In late 1998, the condominium association to which the Building Venture belongs engaged an engineering firm to conduct a capital needs assessment of its property. Based on that study, the condominium association assessed its owners in 1999 a special assessment totaling $160,000 to provide reserves for certain replacement items. The Building Venture's share of the special assessment payable in 1999 is approximately $152,000.







                                      F-12
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



     (5) Transactions With Related Parties, Commitments and Contingencies (Continued)

      Within the next several years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the marina and inn. HPP'90 now anticipates that capital resources to fund the repairs are likely to be provided by additional contributions to the Partnership. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be in excess of $2,300,000. Also, the Partnership is investigating other potential sources of available parking for the Marina and Inn. It is reasonably possible that the outcome of this uncertainty might be determined in the near term. Included in escrow deposits as of December 31, 1998 is $404,681 that the Partnership has reserved for future capital improvements.

      At December 31, 1998, the Building Venture and Marina Venture have entered into contracts for various building improvements and furniture and equipment purchases totaling $369,586 and $12,691, respectively. Included in other assets at December 31, 1998 are deposits made on such contracts totaling $141,230.

(6)   Fair Value of Financial Instruments

      The  carrying  amounts  of cash  and  cash  equivalents,  cash  equivalent
      security   deposits,   escrow   deposits,   accrued   expenses  and  other
      liabilities, and security deposits at December 31, 1998 and 1997 approximate their fair values due to their short maturities. The fair value of the note payable at December 31, 1998 and 1997 approximates its carrying amount based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.






































                                      F-13

                  Independent Auditors' Report on Accompanying Information


The Partners
Historic Preservation Properties 1990
   L.P. Tax Credit Fund
Boston, Massachusetts

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Historic Preservation Properties 1990 L.P. Tax Credit Fund as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 included in this Form 10-K and have issued our report thereon dated March 18, 1999. Our audits were made for the purpose of forming an opinion on the 1998 and 1997 basic consolidated financial statements taken as a whole. The supplemental schedule is the responsibility of the Partnership's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements as a whole.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.




Providence, Rhode Island
March 18, 1999




















                                      F-14
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                                    SCHEDULE
                     REAL ESTATE & ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                  IN THOUSANDS



                                Cost Capitalized

                                    Initial Costs      Subsequent to Acquisition
                                 --------------------  -------------------------
Description and                           Building and                 Carrying
Ownership Percentage Encumbrance    Land   Improvement   Improvements    Costs
------------------    --------   --------   ----------   ------------  --------

Residential/Building/Inn

Henderson's Wharf
Baltimore L.P.
  Baltimore, Maryland

99.9%                 $  5,619    $   97    $  6,715       $  8,080    $    350


Marina

Henderson's Wharf
Marina L.P.
  Baltimore, Maryland

98% (Notes 5 and 6)           0    1,187          0            433           79
                       --------  -------   --------       --------     --------

                       $  5,619  $1,284    $  6,715       $  8,513     $    429
                       ========  =======   ========       ========     ========































                                      F-15

                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                                    SCHEDULE
                     REAL ESTATE & ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                  IN THOUSANDS




                           Gross Amounts At Which Carried at Close of Period
                          -----------------------------------------------------


                                                                   Accumulated
Description and                          Building and      Total   Depreciation
Ownership Percentage              Land   Improvements   (Note 2)     (Note 3)
-------------------------   ----------   ----------   ----------   ----------

Residential/Building/Inn

Henderson's Wharf
Baltimore L.P.
  Baltimore, Maryland

 99.9%                      $       97   $   15,145   $   15,242   $    2,905


Marina

Henderson's Wharf
  Marina L.P.
Baltimore, Maryland

98% (Notes 5 and 6)                301          512          813          215
                            ----------   ----------   ----------   ----------


                            $      398   $   15,657   $   16,055   $    3,120
                            ==========   ==========   ==========   ==========





























                                      F-16
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                                    SCHEDULE
                     REAL ESTATE & ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                  IN THOUSANDS




                                       Date of                       Depreciable
Description and                        Construction           Date      Life
Partnership Percentage                  Rehabilitation       Acquired   (Years)
-----------------------------------   -------------------   -------   --------

Residential/Building/Inn

Henderson's Wharf
Baltimore L.P.
  Baltimore, Maryland

 99.9%                                9/90                    7/20/90   40


Marina

Henderson's Wharf
Marina L.P.
  Baltimore, Maryland

98% (Notes 5 and 6)                   N/A                     7/20/90   34


Note 1: The aggregate cost of each property on a tax basis net of the reduction due to rehabilitation tax credits.

                                          1998       1997        1996
                                        ---------  ---------  ------------

      Henderson's Wharf Baltimore       $ 14,016   $ 14,075   $    14,075

      Henderson's Wharf  Marina
                                             837        589           549
                                        ---------  ---------  ------------


            Total                       $ 14,853   $ 14,664   $    14,624
                                        =========  =========  ============




Note 2: The changes in total costs of land, building and improvements at December 31 are as follows:


                                          1998       1997        1996
                                        ---------  ---------  ------------

      Balance at the beginning of       $ 15,806   $ 15,766   $    15,311
      period

      Additions:

        Land, building & improvements
         purchased                          418         40           455
        Building & improvements acquired
         through exchange                    89          -             -



      Disposals:

         Building and improvements,
         cost of unit exchanged             (258)         -             -
                                        ---------  ---------  ------------

            Total                       $ 16,055   $ 15,806   $    15,766
                                        =========  =========  ============

                                      F-17
                 HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                                    SCHEDULE
                     REAL ESTATE & ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                  IN THOUSANDS




     Note 3: The changes in accumulated depreciation for the years ended

                                         1998       1997        1996
                                       ---------  ---------  ------------


      Balance at the beginning of      $   2,761   $  2,396   $     1,987
      period

      Depreciation during the year:
           Buildings & improvements        405         365           409
      Disposals:
         Buildings & improvements
      relating to
             unit exchanged                (46)          -             -
                                       ---------  ---------  ------------

                                       $ 3,120    $  2,761    $    2,396

                                       =========  =========  ============



     Note 4: This schedule excludes furniture and equipment with a cost of approximately $980,000 and $971,000 and accumulated depreciation of approximately $902,000 and $876,000 at December 31, 1998 and 1997, respectively.

     Note 5: In 1996, the minority interest holder in the Henderson's Wharf Marina property redeemed its interest for a $225,000 mortgage on the property. The transaction resulted in a reduction of basis of approximately $40,000. For additional information see the footnotes to the financial statements.

     Note 6: The Partnership has provided for a reserve for realization of Marina Land and Improvements of approximately $846,000 net of accumulated depreciation, based on fair market determined by independent appraisal and priority distribution of proceeds from capital transactions as provided for in The Third Amended and Restated Agreement of Limited Partnership.