Form 10-Q
period 1999-03-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1999-05-14
CIK 857004

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    March  31, 1999
                      ------------------------------------------
                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 33-31778

Historic Preservation Properties 1990 L.P. Tax Credit Fund
(Exact name of registrant as specified in its charter)

      Delaware
04-3066191
(State or other jurisdiction                   (I.R.S. Employer
    of incorporation or                        Identification No.)
      organization)

45 Broad Street,  Boston, Massachusetts        02109
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



    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                             FORM 10-Q
                          MARCH 31, 1999

                         TABLE OF CONTENTS


                                                                 Page



PART I - FINANCIAL INFORMATION

        Financial Statements

           Consolidated Balance Sheets                             3

           Consolidated Statements of Operations                   4

           Consolidated Statements of Partners' Equity (Deficit)   5

           Consolidated Statements of Cash Flows                   6

           Notes to Consolidated Financial Statements              7

        Management's Discussion and Analysis of Financial          12
        Condition and Results of Operations

PART II - OTHER INFORMATION                                        15

        Signatures                                                 16

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                    CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1999 AND DECEMBER 31, 1998


                              ASSETS

                                           1999            1998
                                       --------------  --------------
                                        (Unaudited)
INVESTMENT IN REAL ESTATE
     Building and building
      improvements                     $ 15,161,721    $ 15,145,302
     Land                                    97,034          97,034
     Furniture and equipment              1,286,588         980,447
     Marina - land and improvements       1,683,095       1,659,050
     Deferred evaluation and
      acquisition costs                 1,102,600         1,102,600
                                       --------------  --------------
                                         19,331,038      18,984,433
       Less accumulated
         depreciation and amortization    4,361,603       4,242,639
                                       --------------  --------------
                                         14,969,435      14,741,794
     Reserve for realization of
       Marina land and improvements        (845,672)       (845,672)
                                       --------------  --------------
                                         14,123,763      13,896,122

CASH AND CASH EQUIVALENTS                   335,441         540,298
CASH EQUIVALENT, SECURITY DEPOSIT            89,902          85,958
ESCROW DEPOSITS                             563,614         546,834
DEFERRED COSTS, net of accumulated
  amortization (1999,$56,328;
  1998, $51,761)                            126,357         130,924
OTHER ASSETS                                151,612         269,188
                                       --------------  --------------

                                       $ 15,390,689    $ 15,469,324
                                       ==============  ==============


                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Note payable                      $  5,580,272    $  5,619,134
     Accrued expenses and other
       liabilities                          336,460         338,908
     Security deposits                       82,003          78,055
                                      ---------------  --------------

         Total liabilities                5,998,735       6,036,097
                                      ---------------  --------------

COMMITMENTS  (Note 5)

PARTNERS' EQUITY
   Limited Partners' equity-Units
     of Investor Limited
     Partnership Interest, $1,000
     stated value per unit-16,361
     units issued and outstanding         9,440,396       9,481,256
  General Partner's deficit                 (48,442)        (48,029)
                                      ---------------  --------------

         Total partners' equity           9,391,954       9,433,227
                                      ---------------  --------------

                                      $  15,390,689    $ 15,469,324
                                      ===============  ==============



     The accompanying notes are an integral part of the financial statements.

    HISTORIC PRESERVATION PROPERTIES 1990 L. P. TAX CREDIT FUND
               CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (UNAUDITED)


                                             1999           1998
                                         --------------  ------------
REVENUE
    Rental and related income           $    760,609     $  807,287
    Interest and other income                  3,762          9,811
                                         --------------  ------------

                                             764,371        817,098
                                         --------------  ------------

EXPENSES
     Operating and administrative             73,997         59,673
     Property operating expenses             498,103        416,839
     Depreciation and amortization           123,531        146,456
                                         --------------  ------------
                                             695,631        622,968
                                         --------------  ------------

INCOME FROM OPERATIONS                         68,740       194,130

INTEREST EXPENSE                              110,013       112,947
                                         --------------  ------------

NET INCOME (LOSS)                        $    (41,273)   $   81,183
                                         ==============  ============

NET INCOME (LOSS) ALLOCATED TO
  GENERAL PARTNER                        $       (413)   $      812
                                         ==============  ============

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                       $     (40,860)  $   80,371
                                         ==============  ============

NET INCOME (LOSS) PER UNIT OF
  LIMITED PARTNERSHIP INTEREST,
   BASED ON 16,361 UNITS
   OUTSTANDING                           $      (2.50)   $     4.91
                                         ==============  ============


     The accompanying notes are an integral part of these financial statements.

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
       CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                 THE YEAR ENDED DECEMBER 31, 1998



                         Units of
                         Investor     Investor
                         Limited      Limited      General
                         Partnership  Partners'    Partner's
                         Interest      Equity      Deficit      Total
                         ---------    ----------  ----------  -----------

BALANCE, December 31,
1997                       16,361   $  9,139,816  $ (51,478)  $ 9,088,338

 Net income                     -        341,440       3,449      344,889
                         ---------  -------------  ----------  -----------

BALANCE, December 31,
1998                       16,361      9,481,256     (48,029)   9,433,227

    Net loss (unaudited)        -        (40,860)       (413)     (41,273)
                         ---------  -------------  ----------  -----------

BALANCE, March 31, 1999
    (unaudited)            16,361   $  9,440,396   $ (48,442)  $ 9,391,954
                         =========  =============  ==========  ============

     The accompanying notes are an integral part of these financial statements.

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
               CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (UNAUDITED)


                                                1999          1998
                                             ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                         $  (41,273)   $  81,183
   Adjustments to reconcile net income
    (loss) to net cash
    provided by operating activities:
      Depreciation and amortization             123,531      146,456
      Decrease (increase) in security
       deposits, net                                  4         (666)
      Increase (decrease) in accrued
       expenses and other liabilities            (2,448)      58,792
      Increase in escrow deposits               (16,780)     (16,055)
      Decrease in other assets                   36,861        4,371
                                             ------------  -----------

   Net cash provided by operating activities     99,895      274,081
                                             ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to building and improvements       (37,682)           -
   Purchase of furniture & equipment           (169,641)      (3,653)
   Additions to Marina                          (58,567)     (20,300)
   Proceeds from exchange of building and
    building improvements                             -      122,843
                                             ------------  -----------

   Net cash provided by (used in) investing
    activities                                 (265,890)      98,890
                                             ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of mortgage note
    payable                                     (38,862)      (35,937)
                                             ------------  -----------

   Cash used in financing activities            (38,862)      (35,937)
                                             ------------  -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            (204,857)      337,034

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                          540,298       670,811
                                             ------------  -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                             $  335,441   $ 1,007,845
                                             ============  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash paid for interest                 $ 110,013     $  112,947
                                             ============  ===========


     The accompanying notes are an integral part of these financial statements.

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999
                            (UNAUDITED)


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


 (2)  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 for HPP'90, as filed with the Securities and Exchange Commission.

      Certain amounts in the 1998 consolidated statements of cash flows have been reclassified to conform to the 1999 presentation.

(3)   Investment in Real Estate

      HPP'90 has an interest in the following entities:

      Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 153 indoor parking spaces (the Apartments) and a 38 room inn (the Inn) located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 8 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of March 31, 1999.

      HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

      The economic occupancy for the quarter ended March 31, 1999 for the residential units was 88% and the average occupancy for the Inn was 48%. The Inn's average occupancy decreased in the first quarter of the fiscal year, compared to prior years due to rooms being unavailable as a result of deferred maintenance repairs and necessary renovations.

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

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 1999
                            (UNAUDITED)


(3)   Investment in Real Estate (Continued)

      Building Venture purchased a condominium unit and parking space owned by an unrelated party, with whom the Building Venture was engaged in a lawsuit and countersuit, for a purchase price of $110,000.

      HPP'90's operations, principally consisting of accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. Also, distributions from the Building Venture are used to fund reserves for the capital needs of HPP'90's real property entities. For each of the quarters ended March 31, 1999 and 1998, the Building Venture distributed to HPP'90 $75,000, respectively.

      Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

      Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a 1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $778,544 as of March 31, 1999.

      HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

      The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. During the quarter ended March 31, 1999 and the years ended December 31, 1998 and 1997 the Marina Venture added $24,045, $282,791 and $33,727, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 256. Substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn (see Note 5).

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

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 1999
                            (UNAUDITED)


(4)    Note Payable (continued)

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

      HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and require monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of March 31, 1999 and December 31, 1998, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $96,617 and $106,280, respectively.

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 1999
                            (UNAUDITED)


(5)   Transactions With Related Parties, Commitments and
      Contingencies (Continued)

      On November 1, 1995, the Building Venture and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provided for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expired on June 30, 1998. For the quarter ended March 31, 1998, management fees paid to CMC by the Ventures totaled $37,548.

      Effective July 1, 1998, the Building Venture and Marina Venture entered into property management contracts with Gunn Financial, Incorporated
      (GFI), an unaffiliated Massachusetts corporation, to oversee the property management of the apartment, inn and marina operations. The property management contracts will provide for the payment of management fees to GFI equal to 4% of apartment gross receipts, 4% of inn gross receipts, and 4% of marina gross receipts, as defined, respectively. The agreements expire the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. Also, effective July 1, 1998, GFI subcontracted Winn Management Company, an unaffiliated Massachusetts corporation who manages numerous properties throughout the East Coast, to provide certain on site property management services to the apartment, inn and marina operations. For the quarter ended March 31, 1999, management fees paid to GFI by the Ventures totaled $33,155.

      On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provided such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expired on June 30, 1998. For the quarter ended March 31, 1998, expense reimbursements paid to CMC totaled $42,877.

      Effective July 1, 1998, HPP'90 engaged GFI to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. For the quarter ended March 31, 1999, expense reimbursements to GFI totaled $34,185.

      According to a provision in one purchase and sale contract of one of three condominium is the greater of the seller's outstanding mortgage balance as of the date of purchase or the fair market value of the property determined by independent appraisal through a period extending through June 1, 1999. At the February 27, 1996 closing, the purchase price paid was the then outstanding balance of the seller's mortgage. If, through June 1, 1999, the fair market value is determined to be greater than the amount paid at the closing, the Building Venture will be required to pay the excess of the determined fair market value over the purchase price paid at the closing to the seller. As a part of the purchase agreement, the Building Venture has established a $25,000 collateral escrow in the event that an additional payment has to be made to the seller.

      On November 3, 1998, the Building Venture and the condominium association to which it belongs settled a lawsuit against one unit owner for failure to pay condominium assessments and nuisance, and a counterclaim filed by that unit owner against the Building Venture, the condominium association, and other third parties for alleged breach of contract and related counts. As part of the settlement, the Building Venture paid $110,000 to purchase the condominium unit and parking space, as well as an additional $65,000.

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

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 1999
                            (UNAUDITED)



 (5)  Transactions With Related Parties, Commitments and
      Contingencies (Continued)

      Within the next several years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. The Marina Venture anticipates that capital resources to fund the repairs are likely to be provided by additional contributions from HPP'90. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be in excess of $2,300,000. Also, HPP'90 is investigating other potential sources of available parking for the Marina and Inn. It is reasonably possible that the outcome of this uncertainty might be determined in the near term. Included in escrow deposits as of March 31, 1999 and December 31, 1998 is $405,594 and $404,681, respectively, that HPP'90 has reserved for future capital improvements.

(6)   Fair Value of Financial Instruments

      The  carrying  amounts  of cash  and  cash  equivalents,  cash  equivalent security deposits, escrow deposits, accrued expenses and other liabilities, and security deposits at March 31, 1999 and December 31, 1998 approximate their fair values due to their short maturities. The fair value of the note payable at March 31, 1999 and December 31, 1998 approximates its carrying amount based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          MARCH 31, 1999


Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of March 31, 1999, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures.

Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

As of March 31, 1999, the Ventures and HPP'90 had cash and cash equivalents, excluding security deposit cash, of $256,476 and $78,965, respectively. HPP'90's cash and cash equivalents are used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash and cash equivalents are used to fund operating expenses and debt service of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of managing the public fund. For each of the three months ended March 31, 1999 and 1998, the Building Venture distributed $75,000, respectively, to HPP'90.

Within the next several years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the marina and inn. The Marina Venture estimates the cost of repairs to maintain the land to be in excess of $2,300,000. The Partnership anticipates that capital resources to fund the repairs are likely to be provided by additional contributions to the Partnership. The Partnership has reserved for future capital improvements, included in the escrow deposits as of March 31, 1999 and December 31, 1998, is $405,594 and $404,681, respectively.

For the quarter ended March 31, 1999, the Building Venture made deferred maintenance repairs and necessary renovations to the 38 inn rooms and other facilities totaling $320,449. At December 31, 1998, the Building Venture had made deposits on such improvements of approximately $141,200.

Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders. No distributions to the partners of HPP'90 are permitted until all settlement payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of March 31, 1999 and December 31, 1998, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $96,617 and $106,280, respectively.

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

HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture and to make contributions to the Marina Venture to maintain the land which provides parking to the marina and inn. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90. The short-term liquidity of the Marina Venture depends

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          MARCH 31, 1999


on its ability to generate sufficient rental income to fund operating expenses. HPP'90 has advanced approximately $968,000 to the Marina through March 31, 1999 to fund operations. It is not expected that the Marina Venture will generate sufficient short-term liquidity to repay advances made by HPP'90.

Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership generated a net loss under generally accepted accounting principles of $41,273 for the three months ended March 31, 1999 which includes depreciation and amortization of $123,521.

The Building Venture has been fully operational since 1991. The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. In 1996, the Marina Venture began to make certain repairs needed to increase its operational slips. During the three months ended March 31, 1999 and in the years 1998 and 1997 the Marina Venture added $24,045, $282,791, and $33,727, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 256. However, other substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the marina and inn.

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

The Apartments had economic occupancy rates of 88%, and 98% for the three months ended March 31, 1999 and 1998, respectively. The economic occupancy at the Apartments decreased in the first quarter of this fiscal year compared to prior years due to unexpected significant turnover in the slow winter months. Management is projecting economic occupancy for the Apartments to be approximately 94% as well as a 3% increase in rental rates for calendar year 1999. Management expects economic occupancy to return to about 95% and rental rates to increase between 3% to 5% in future years after 1999.

The average occupancy of the Inn for the three months ended March 31, 1999 and 1998 was 48% and 63%, respectively. The average occupancy of the Inn decreased in the first quarter of this fiscal year, compared to prior years due to rooms being unavailable as a result of deferred maintenance repairs and necessary renovations. Management is projecting Inn occupancy of approximately 70%, as well as a 5% increase in the average daily room rate for calendar year 1999. The Inn occupancy in future years is expected to stay at the same level, absent any significant adverse market conditions or increase in existing market competition. Management expects the Inn's average daily room rate to increase between 3% to 5% in future years after 1999.

The Partnership recorded a net loss of $41,273 for the three months ended March 31, 1999, a decrease of $122,456, compared to net income of $81,183 for the three months ended March 31, 1998. This decrease is primarily attributed to an increase in expenses of approximately $73,000 and a decrease in rental and related income of approximately $47,000. Rental and related income decreased as a result of decreases in occupancy at both the Inn and Apartments offset by a slight increase in revenue at the Marina. Although occupancy had decreased at the Inn and Apartments, for the quarter ended March 31, 1999 compared to the same period in 1998, apartment rental rates increased approximately 7.5% while the inn's average room rate increased approximately 12.5%. Expenses increased primarily due to increases in operating and administrative and property operating expenses offset by a decrease in depreciation and amortization. Operating and administrative expenses increased due to increases in audit and tax preparation, professional fees and printing expenses. Property operating expenses increased due to increases in utility expenses associated with the elevated number of occupied slips at the Marina, payroll services due to additional staffing at the Ventures', and carpeting and painting associated with turnover of apartment units.

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          MARCH 31, 1999



Inflation and Other Economic Factors

Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial mortgage debt as of March 31, 1999. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

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

    HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                    PART II - OTHER INFORMATION

                          MARCH 31, 1999


Item 1. Legal Proceedings - At March 31, 1999, the Partnership and the Ventures are not party to, to the best knowledge of the General Partner, any material pending legal proceedings.

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

                HISTORIC PRESERVATION PROPERTIES 1990
                L.P. TAX CREDIT FUND

                By: Boston Historic Partners II Limited Partnership General Partner

                     By:  BHP II Advisors Limited Partnership
                          General Partner

                          By:  Portfolio Advisory Services, II Inc.
                               General Partner

Date:  May 1, 1999             By:  /s/ Terrence P. Sullivan
                                    ----------------
                                    Terrence P. Sullivan,
                                    President

                          and


Date:  May 1, 1999        By:   /s/ Terrence P. Sullivan
                                ------------------------
                                Terrence P. Sullivan,
                                General Partner