Form 10-Q
period 1999-06-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1999-08-16
CIK 857004

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    June  30, 1999
                      -----------------------------------------
                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 33-31778

Historic Preservation Properties 1990 L.P. Tax Credit Fund
(Exact name of registrant as specified in its charter)

      Delaware                                         04-3066191
(State or other jurisdiction                   (I.R.S. Employer
    of incorporation or                        Identification No.)
      organization)

45 Broad Street,3rd Floor, Boston, Massachusetts        02109
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

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                                   FORM 10-Q
                                 JUNE 30, 1999

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

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998


                                    ASSETS

                                                   1999            1998
                                               --------------  --------------
                                                (Unaudited)
INVESTMENT IN REAL ESTATE
  Building and building improvements           $ 15,161,991     $ 15,145,302
  Land                                               97,034           97,034
  Furniture and equipment                         1,467,247          980,447
  Marina - land and improvements                  1,692,906        1,659,050
  Deferred evaluation and acquisition costs       1,102,600        1,102,600
                                             --------------    --------------
                                                 19,521,778       18,984,433
    Less accumulated
     depreciation and amortization                4,489,645        4,242,639
                                             --------------   --------------
                                                 15,032,133       14,741,794
  Reserve for realization of Marina land
    and improvements                               (845,672)        (845,672)
                                             --------------   --------------
                                                 14,186,461       13,896,122

CASH AND CASH EQUIVALENTS                           194,283          540,298
CASH EQUIVALENT, SECURITY DEPOSITS                   97,324           85,958
ESCROW DEPOSITS                                     652,247          546,834
DEFERRED COSTS, net of accumulated
  amortization (1999,$60,895;1998, $51,761)         121,790          130,924
OTHER ASSETS                                        106,163          269,188
                                             --------------   --------------
                                             $   15,358,268   $   15,469,324
                                             ==============   ==============


                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Note payable                               $    5,540,643   $    5,619,134
  Accrued expenses and other liabilities            365,480          338,908
  Security deposits                                  89,443           78,055
                                            ---------------   --------------

    Total liabilities                             5,995,566        6,036,097
                                            ---------------   --------------
COMMITMENTS  (Note 5)

PARTNERS' EQUITY
  Limited Partners'equity-Units of Investor
    Limited Partnership Interest,
    $1,000 stated value per unit-16,361
    units issued and outstanding                  9,411,436        9,481,256
  General Partner's deficit                         (48,734)         (48,029)
                                            ---------------   --------------
    Total partners' equity                        9,362,702        9,433,227
                                            ---------------   --------------

                                            $    15,358,268   $   15,469,324
                                            ===============   ==============



   The accompanying notes are an integral part of the financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
               AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                 Three Months               Six Months
                                 Ended June 30,           Ended June 30,
                             ----------------------   ---------------------
                               1999        1998         1999       1998
                             ----------  ----------   ---------  ----------


REVENUES:
  Rental and related income $1,043,885   $  938,796   $1,804,494 $1,746,083
  Interest and other income      5,276       13,777        9,038     23,588
                            ----------   ----------   ---------- ----------
                             1,049,161      952,573    1,813,532  1,769,671
                            ----------   ----------   ----------  ----------
EXPENSES:
  Operating and
   administrative               78,628       62,523      145,625    122,196
  Property operating
   expenses                    752,295      536,090    1,257,398    952,929
  Depreciation and
   amortization                138,235      142,885      261,766    289,341
                             ----------  ----------   ---------- ----------
                               969,158      741,498    1,664,789  1,364,466
                             ----------  ----------   ---------- ----------
INCOME FROM OPERATIONS          80,003      211,075      148,743    405,205

INTEREST EXPENSE               109,255      112,237      219,268    225,184
                             ----------   ---------   ----------  ---------
NET INCOME (LOSS)           $  (29,252)   $  98,838   $  (70,525) $ 180,021
                            ==========    =========   ==========  =========

NET INCOME (LOSS)ALLOCATED
  TO GENERAL PARTNER        $     (293)   $     988   $     (705) $   1,800
                            ==========    =========   ==========  =========

NET INCOME (LOSS)  ALLOCATED
  TO LIMITED PARTNERS        $  (28,959) $   97,850   $  (69,820) $ 178,221
                             ==========  ==========   ==========  =========
NET INCOME (LOSS) PER UNIT
  OF INVESTOR LIMITED
  PARTNERSHIP INTEREST,
  BASED ON 16,361 UNITS
  OUTSTANDING                $    (1.77) $     5.98   $    (4.27) $   10.89
                             ==========  ==========   ==========  =========


  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
                       THE YEAR ENDED DECEMBER 31, 1998





                         Units of
                         Investor   Investor
                         Limited     Limited     General
                         PartnershipPartners'   Partner's
                         Interest    Equity      Deficit       Total
                         ---------  ----------  ----------   ----------


BALANCE, December 31,
1997                       16,361    $9,139,816  $  (51,478)  $9,088,338

    Net income                  -       341,440       3,449      344,889
                         --------    ----------  ----------   ----------

BALANCE, December 31,
1998                       16,361     9,481,256     (48,029)   9,433,227

   Net loss (Unaudited)         -       (69,820)       (705)     (70,525)
                         --------    ----------  ----------   ----------

BALANCE, June 30, 1999
    (Unaudited)            16,361    $9,411,436  $  (48,734)  $9,362,702
                         =========   ==========  ==========   ==========




 The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                    1999         1998
                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ (70,525)   $ 180,021
   Adjustments to reconcile net income
    (loss) to net cash provided by operating
    activities:
      Depreciation and amortization              261,766      289,341
      Loss on disposal of asset                    3,699           --
      Decrease (Increase) in security
       deposits, net                                  22       (3,231)
      Increase in escrow deposits               (105,413)    (267,419)
      Decrease (Increase) in other assets         82,310      (37,660)
      Increase in accrued expenses and
       other liabilities                          26,572       57,544
                                               ---------    ---------

   Net cash provided by operating activities     198,431      218,596
                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to building and improvements        (37,952)          --
   Purchase of furniture & equipment            (359,125)      (4,869)
   Additions to Marina                           (68,878)    (126,634)
   Proceeds from exchange of building and
    building improvements                             --      122,843
                                               ---------    ---------

   Net cash used in investing activities        (465,955)      (8,660)
                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of mortgage note
    payable                                      (78,491)     (72,584)
                                               ---------    ---------

   Cash used in financing activities             (78,491)     (72,584)
                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (346,015)     137,352

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                           540,298      670,811
                                               ---------    ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $ 194,283    $ 808,163
                                               =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash paid for interest                   $ 219,268    $ 225,184
                                               =========    =========









  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)


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


 (2)  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 for HPP'90, as filed with the Securities and Exchange Commission.

(3)   Investment in Real Estate

      HPP'90 has an interest in the following entities:

      Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 153 indoor parking spaces (the Apartments) and a 38 room inn (the Inn) located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 8 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of June 30, 1999.

      HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

      The economic occupancy for the quarter ended June 30, 1999 for the residential units was 96% and the average occupancy for the Inn was 77%.

      On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4). On March 17, 1998, the Building Venture exchanged a condominium unit and parking spaces with an unrelated party in return for that unrelated party's condominium unit, parking spaces and $135,000. The transaction resulted in net cash proceeds of $122,843, after closing costs. On November 3, 1998, as part of a negotiated settlement as discussed in Note 4, the Building Venture purchased a condominium unit and parking space owned by an unrelated party, with whom the Building Venture was engaged in a lawsuit and countersuit, for a purchase price of $110,000.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(3)   Investment in Real Estate (Continued)

      HPP'90's operations, principally consisting of accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. Also, distributions from the Building Venture are used to fund reserves for the capital needs of HPP'90's real property entities. For each of the six months ended June 30, 1999 and 1998, the Building Venture distributed to HPP'90 $150,000, respectively.

      Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

      Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a 1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $778,544 as of June 30, 1999.

      At June 30, 1999, HPP'90 holds a 99% general partner interest and Henderson's Wharf Development Corp. (HWDC), a wholly owned subsidiary of HPP'90, holds total general and limited partner interest of 1% in the Building Venture. At June 30, 1999, HPP'90 holds a 98% limited partner interest and HWDC holds a 2% general partner interest in the Marina Venture.

      HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

      The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. During the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 the Marina Venture added $33,855, $282,791 and $33,727, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 256. Substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn (see Note 5).

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

      On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the then outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bears interest at 7.85%, amortizes over a 20-year schedule and requires monthly principal and interest payments in the amount of $49,628, which commenced April 1996 with the remaining unpaid

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(4)    Note Payable (continued)

      principal and interest due in March 2016. Under the deed of trust note, the lender has the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February
      2006) or anytime thereafter. The deed of trust note is secured by the Building Venture's property, rents and assignment of leases and is guaranteed by the Building Venture.

      Approximate aggregate annual maturities under the deed of trust note for each of the next five years are as follows:

                  Year Ending December 31       Amount
                          1999                $160,113
                          2000                 173,145
                          2001                 187,236
                          2002                 202,475
                          2003                 218,954

 (5) Transactions With Related Parties, Commitments, Contingencies and Subsequent Events

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

      HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and require monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 are permitted until all Settlement Payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of June 30, 1999 and December 31, 1998, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $86,954 and $106,280, respectively.

      On November 1, 1995, the Building Venture and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provided for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expired on June 30, 1998. For the six months ended June 30, 1998, management fees paid to CMC by the Ventures totaled $74,668.

      Effective July 1, 1998, the Building Venture and Marina Venture entered into property management contracts with Gunn Financial, Incorporated
      (GFI), an unaffiliated Massachusetts corporation, to oversee the property management of the apartment, inn and marina operations. The property management contracts will provide for the payment of management fees to GFI equal to 4% of apartment gross receipts, 4% of inn gross receipts, and 4% of marina gross receipts, as defined, respectively. The agreements expire the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. Also, effective July 1, 1998, GFI subcontracted Winn Management Company, an unaffiliated Massachusetts corporation who manages numerous properties throughout the East Coast, to provide certain on site property management services to the apartment, inn and marina operations. For the six months ended June 30, 1999, management fees paid to GFI by the Ventures totaled $76,317.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(5) Transactions With Related Parties, Commitments, Contingencies and Subsequent Events (Continued)

      On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provided such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expired on June 30, 1998. For the six months ended June 30, 1998, expense reimbursements paid to CMC totaled $83,080.

      Effective July 1, 1998, HPP'90 engaged GFI to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires the earlier of June 30, 2006 or upon the disposition of the Ventures' properties, as defined. For the six months ended June 30, 1999, expense reimbursements to GFI totaled $102,491.

      According to a provision in one purchase and sale contract of one of three condominiums purchased on February 27, 1996, the purchase price for that condominium is the greater of the seller's outstanding mortgage balance as of the date of purchase or the fair market value of the property determined by independent appraisal through a period extending through June 1, 1999. At the February 27, 1996 closing, the purchase price paid was the then outstanding balance of the seller's mortgage. If, through June 1, 1999, the fair market value is determined to be greater than the amount paid at the closing, the Building Venture will be required to pay the excess of the determined fair market value over the purchase price paid at the closing to the seller. As a part of the purchase agreement, the Building Venture has established a $25,000 collateral escrow in the event that an additional payment has to be made to the seller. In August 1999, the Building Venture and the seller agreed to an additional payment of $25,000 to be paid to the seller to conclude this transaction.

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

      In late 1998, the condominium association to which the Building Venture belongs engaged an engineering firm to conduct a capital needs assessment of its property. Based on that study, the condominium association assessed its owners in 1999 a special assessment totaling $160,000 to provide reserves for certain replacement items. The Building Venture's share of the special assessment is approximately $152,000 and was paid to the condominium association in April 1999.

      Within the next several years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. The Marina Venture anticipates that capital resources to fund the repairs are likely to be provided by additional contributions from HPP'90. The Marina Venture estimates the cost of replacing the bulkhead to retain the land to be in excess of $2,300,000. Also, HPP'90 is investigating other potential sources of available parking for the Marina and Inn. It is reasonably possible that the outcome of this uncertainty might be determined in the near term. Included in escrow deposits as of June 30, 1999 and December 31, 1998 is $408,057 and $404,681, respectively, that HPP'90 has reserved for future capital improvements.

      In July 1999, the Ventures entered into purchase and sale agreements to sell the properties owned by both the Building Venture and the Marina Venture for $13,550,000. The Partnership had obtained two recent appraisals each of which valued the combined properties at $13,500,000 and $13,540,000, respectively. The partnership agreement states that a sale of substantially all the assets requires the approval of a majority in interest of the Limited Partners. In August 1999, the Partnership began the process of obtaining the required approval for the sale. If approved, a sale is expected to be consummated in September 1999.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1999
                                  (UNAUDITED)


(6)   Fair Value of Financial Instruments

      The  carrying  amounts  of cash  and  cash  equivalents,  cash  equivalent security deposits, escrow deposits, accrued expenses and other liabilities, and security deposits at June 30, 1999 and December 31, 1998 approximate their fair values due to their short maturities. The fair value of the note payable at June 30, 1999 and December 31, 1998 approximates its carrying amount based on the interest rates currently available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1999


Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of June 30, 1999, the Partnership had invested an aggregate of $12,461,719 in the Building and Marina Ventures.

Such amount contributed in the Building and Marina Ventures represents approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not anticipate making any additional investments in new real estate.

As of June 30, 1999, the Ventures and HPP'90 had cash and cash equivalents of $127,130 and $67,153, respectively. HPP'90's cash and cash equivalents are used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash and cash equivalents are used to fund operating expenses and debt service of the properties. In addition, to the extent available, the Building Venture distributes cash to HPP'90 to fund general and administrative expenses of managing the public fund. For each of the six months ended June 30, 1999 and 1998, the Building Venture distributed $150,000, respectively, to HPP'90.

For the six months ended June 30, 1999, the Building Venture made deferred maintenance repairs and necessary renovations to the 38 inn rooms and other facilities totaling $484,659. At December 31, 1998, the Building Venture had made deposits on such improvements of approximately $141,200.

In late 1998, the condominium association to which the Building Venture belongs engaged an engineering firm to conduct a capital needs assessment of its property. Based on that study, the condominium association assessed its owners in 1999 a special assessment totaling $160,000 to provide reserves for certain replacement items. The Building Venture's share of the special assessment is approximately $152,000 and was paid to the condominium association in April 1999.

The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. In 1996, the Marina Venture began to make certain repairs needed to increase its operational slips. During the six months ended June 30, 1999 and in the years 1998 and 1997 the Marina Venture added $33,855, $282,791, and $33,727, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 256.

 Within the next several years, significant repairs are needed to maintain the Marina Venture's land which provides parking to the marina and inn. The Marina Venture estimates the cost of repairs to maintain the land to be in excess of $2,300,000. The Marina Venture anticipates that capital resources to fund the repairs are likely to be provided by additional contributions from the Partnership. The Partnership has reserved for future capital improvements, included in the escrow deposits as of June 30, 1999 and December 31, 1998, is $408,057 and $404,681, respectively.

Settlement Payments due HMI, that were negotiated as part of the contract termination, are secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders. No distributions to the partners of HPP'90 are permitted until all settlement payments are paid in full. The Settlement Payments may be prepaid, as defined in the agreement, without penalty. As of June 30, 1999 and December 31, 1998, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $86,954 and $106,280, respectively.

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

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 JUNE 30, 1999


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

HPP'90's short-term liquidity depends upon its ability to receive distributions from the Building Venture and to make contributions to the Marina Venture to maintain the land which provides parking to the Marina and Inn. The short-term liquidity of the Building Venture depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements and have sufficient cash to distribute to HPP'90. The short-term liquidity of the Marina Venture depends on its ability to generate sufficient rental income to fund operating expenses. HPP'90 has advanced approximately $968,000 to the Marina through June 30, 1999 to fund operations. It is not expected that the Marina Venture will generate sufficient short-term liquidity to repay advances made by HPP'90.

Cash flow generated from the Partnership's present investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity. In July 1999, the Ventures entered into purchase and sale agreements to sell the properties owned by both the Building Venture and the Marina Venture for $13,550,000. The
Partnership had obtained two recent appraisals each of which valued the combined properties at $13,500,000 and $13,540,000, respectively. The partnership agreement states that a sale of substantially all the assets requires the approval of a majority in interest of the Limited Partners. In
August 1999, the Partnership began the process of obtaining the required approval for the sale. If approved, a sale is expected to be consummated in September 1999.

Results of Operations. The Partnership generated a net loss under generally accepted accounting principles of $70,525 for the six months ended June 30, 1999 which includes depreciation and amortization of $261,766.

The Building Venture has been fully operational since 1991. The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. In 1996, the Marina Venture began to make certain repairs needed to increase its operational slips. During the six months ended June 30, 1999 and in the years 1998 and 1997 the Marina Venture added $33,855, $282,791, and $33,727, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 256. However, other substantial repairs are still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn.

The results of the Partnership's operations in future years should be comparable to 1998 numbers provided the Building Venture is able to maintain greater than 90% economic occupancy in the Apartments and greater than 65% occupancy in the Inn. Expense levels are expected to increase with the rate of inflation but it is anticipated that the monthly rents and the average daily room rate revenues should increase accordingly.

The Apartments had economic occupancy rates of 96% and 94% for the three months ended June 30, 1999 and 1998, respectively. Management is projecting economic occupancy for the Apartments to be approximately 94% as well as a 3% increase in rental rates for calendar year 1999. Management expects economic occupancy to return to about 95% and rental rates to increase between 3% to 5% in future years after 1999.

 The average occupancy of the Inn for the three months ended June 30, 1999 and 1998 was 77% and 84%, respectively. Management is projecting Inn occupancy of approximately 70% for the calendar year 1999, down from an occupancy of 74% in 1998. The reduction in occupancy is expected to be offset by an increase in the average daily room rate which is expected to result in a slight increase in revenue for calendar year 1999. The Inn occupancy in future years is expected to stay at the same level, absent any significant adverse market conditions or increase in existing market competition. Management expects the Inn's average daily room rate to increase between 3% to 5% in future years after 1999.

 The Partnership recorded a net loss of $29,252 for the three months ended June 30, 1999, a decrease of $128,090, compared to net income of $98,838 for the three months ended June 30, 1998. This decrease is primarily attributed to increases in property operating and operating and administrative expenses of approximately $216,000 and $16,000, respectively, offset by an increase in rental and related income of approximately $105,000. Rental and related income increased in the three months

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 JUNE 30, 1999


 ended June 30, 1999 compared to the three months ended June 30, 1998, due to increases in both the Apartment's and Inn's average rental and room rates and also due to slight increases in occupancy at the Apartments and Marina. Although the Inn's occupancy decreased in the second quarter of 1999 compared to the second quarter of 1998, the average daily room rate increased. The Apartments recorded a slight increase in occupancy and average rental rates experienced a market rate increase. Operating and administrative expenses increased as a result of audit, tax preparation and printing expenses. Property operating expenses increased mainly due to a special condominium assessment paid in April of 1999 of approximately $152,000 and increased payroll costs due to additional staffing at the Ventures'.

 The Partnership recorded a net loss of $70,525 for the six months ended June 30, 1999, a decrease of $250,546, compared to net income of $180,021 for the six months ended June 30, 1998. This decrease is primarily attributed to increases in property operating and operating and administrative expenses of approximately $304,000 and $23,000, respectively, offset by an increase in rental and related income of approximately $58,000 and a decrease in depreciation and amortization of approximately $28,000. Rental and related income increased due to heightened occupancy at the Marina and elevated average room and rental rates at both the Inn and Apartments. The Inn's average occupancy decreased to 63% for the six months ended June 30, 1999 compared to 74% for the same period in 1998, due to unavailable rooms in the first quarter of 1999 as a result of deferred maintenance repairs and necessary renovations. Operating and administrative expenses increased as a result of audit, tax preparation and printing expenses. Property operating expenses increased mainly due to a special condominium assessment paid in April of 1999 of approximately $152,000, increases in payroll costs due to additional staffing at the Ventures' and utility expenses associated with the elevated number of occupied slips at the Marina. Depreciation and amortization decreased because the Building Venture had fully depreciated its furniture and fixtures in the second quarter of 1998.

Inflation and Other Economic Factors

Recent economic trends have kept inflation relatively low although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that the Building Venture is subject to a substantial mortgage debt as of June 30, 1999. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are not offset by similar increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect. High rates of inflation, on the other hand, raise the operating expenses for projects and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

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

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                          PART II - OTHER INFORMATION

                                 JUNE 30, 1999


Item 1. Legal Proceedings - At June 30, 1999, the Partnership and the Ventures are not party to, to the best knowledge of the General Partner, any material pending legal proceedings.

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

                HISTORIC PRESERVATION PROPERTIES 1990
                L.P. TAX CREDIT FUND

                By: Boston Historic Partners II Limited Partnership General Partner

                     By: BHP II Advisors Limited Partnership
                         General Partner

                         By:  Portfolio Advisory Services, II Inc.
                              General Partner

Date:  August 1, 1999         By:  /s/ Terrence P. Sullivan
                                   ------------------------
                                   Terrence P. Sullivan,
                                   President

                          and


Date:  August 1, 1999     By: /s/ Terrence P. Sullivan
                              ------------------------
                              Terrence P. Sullivan,
                              General Partner