Form 10-Q
period 1999-09-30
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 1999-11-15
CIK 857004

HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

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












          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                     ASSETS

                                            1999            1998
                                       --------------- ---------------
                                        (Unaudited)
INVESTMENT IN REAL ESTATE
     Building and building improvements  $         -    $ 15,145,302
     Land                                          -          97,034
     Furniture and equipment                       -         980,447
     Marina - land and improvements                -       1,659,050
     Deferred evaluation and
      acquisition costs                            -       1,102,600
                                       --------------- ---------------
                                                   -      18,984,433
       Less accumulated
        depreciation and amortization              -       4,242,639
                                       --------------- ---------------
                                                   -      14,741,794
     Reserve for realization of Marina
      land and improvements                        -        (845,672)
                                       --------------- ---------------
                                                   -      13,896,122

CASH AND CASH EQUIVALENTS                    270,696         540,298
CASH EQUIVALENT, SECURITY DEPOSITS                 -          85,958
ESCROW DEPOSITS                              407,858         546,834
DEFERRED COSTS, net of accumulated
     amortization (1998, $51,761)                  -         130,924
OTHER ASSETS                                  43,319         269,188
                                       --------------- ---------------
                                       $     721,873   $  15,469,324
                                       =============== ===============


                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Note payable                          $         -    $   5,619,134
  Accrued expenses and other
    liabilities                             179,030          338,908
  Security deposits                               -           78,055
                                      ---------------  ---------------
     Total liabilities                      179,030        6,036,097
                                      ---------------  ---------------

COMMITMENTS  (Note 5)

PARTNERS' EQUITY
  Limited Partners' equity-Units
    of Investor
      Limited Partnership Interest,
      $1,000 stated value per unit-
      16,361 units issued and
      outstanding                           606,151        9,481,256
  General Partner's deficit                 (63,308)         (48,029)
                                      ---------------  ---------------

      Total partners' equity                542,843        9,433,227
                                      ---------------  ---------------
                                      $     721,873    $  15,469,324
                                      ===============  ===============



   The accompanying notes are an integral part of the financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                  Three Months              Nine Months
                              Ended September 30,        Ended September 30,
                            ----------------------     ---------------------
                              1999        1998           1999       1998
                            ----------  ----------     ---------  ----------
REVENUES:
  Rental and related income $850,736   $ 978,018      $2,655,230  $2,724,101
  Interest and other income   24,121      10,387          33,159      33,975
                           ----------  ----------     ----------- -----------
                             874,857     988,405       2,688,389   2,758,076
                           ----------  ----------     ----------- -----------
EXPENSES:
  Operating and
   administrative             54,807      59,151         200,432     181,347
  Property operating
   expenses                  502,342     511,088       1,759,740   1,464,017
  Depreciation and
   amortization              220,121     117,507         481,887     406,848
                            ----------  ----------    -----------  ----------
                             777,270     687,746       2,442,059   2,052,212
                            ----------  ----------    -----------  ----------

INCOME FROM OPERATIONS        97,587     300,659         246,330     705,864


INTEREST EXPENSE             (84,081)   (111,514)       (303,349)   (336,698)
MORTGAGE PREPAYMENT EXPENSE (390,126)          -        (390,126)          -
SOLICITATION EXPENSE        (119,649)          -        (119,649)          -
LOSS ON SALE OF REAL ESTATE
  (NET OF DIRECT COSTS OF
   $295,256 AND UNAMORTIZED
   DEFERRED EVALUATION AND
   ACQUISITION COSTS OF
   $863,021)                (961,140)          -        (961,140)          -
                            ----------  ----------    -----------  ----------
NET INCOME (LOSS)        $(1,457,409)  $ 189,145     $(1,527,934)  $ 369,166
                         ============  ==========    ============  ==========

NET INCOME (LOSS)
 ALLOCATED
  GENERAL PARTNER        $   (14,574)  $  1,891      $   (15,279)  $  3,692
                         ============  =========     ============  =========

NET INCOME (LOSS)
 ALLOCATED
  LIMITED PARTNERS      $(1,442,835)   $187,254      $(1,512,655)  $ 365,474
                        ============   =========     ============  ==========

NET INCOME PER UNIT OF
 INVESTOR LIMITED
 PARTNERSHIP INTEREST,
 BASED ON 16,361 UNITS
 OUTSTANDING:           $    (88.19)   $  11.45      $  (92.46)   $    22.34
                        ============   =========     ==========   ===========











  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                        THE YEAR ENDED DECEMBER 31, 1998





                         Units of
                         Investor   Investor
                         Limited     Limited     General
                         PartnershipPartners'   Partner's
                         Interest    Equity      Deficit      Total
                         ---------  ----------  ----------  -----------


BALANCE, December 31,
1997                       16,361  $9,139,816    $(51,478)   $9,088,338

    Net income                  -     341,440       3,449       344,889
                         ---------  ----------  ----------   -----------

BALANCE, December 31,
1998                       16,361   9,481,256     (48,029)    9,433,227

    Net loss (Unaudited)        -  (1,512,655)    (15,279)   (1,527,934)

    Distributions               -   (7,362,450)         -    (7,362,450)
                         ---------  ----------  ----------  -----------

BALANCE, September 30,
1999 (Unaudited)            16,361  $ 606,151   $ (63,308)  $   542,843
                         =========  ==========  ==========  ============






















  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                1999          1998
                                             ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       $ (1,527,934)  $  369,166
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization             481,887      406,848
      Loss on disposal of asset                   3,699            -
      Loss on sale of real estate               961,140            -
      Decrease (Increase) in security
       deposits, net                              7,903       (3,315)
      Decrease (Increase) in escrow deposits    138,976     (345,429)
      Decrease (Increase) in other assets       145,154     (112,140)
      Decrease in accrued expenses and
       other liabilities                       (159,878)     (46,224)
                                             ------------  -----------

   Net cash provided by operating activities     50,947      268,906
                                             ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to building and building
    improvements                                (62,953)           -
   Purchase of furniture & equipment           (377,279)     (12,289)
   Additions to marina                          (82,427)    (226,280)
   Proceeds from exchange of building and
    building improvements                             -      122,843
   Proceeds from sale of real estate         13,183,694            -
                                             ------------  -----------

 Net cash provided by (used in)
investing activities                         12,661,035     (115,726)
activities
                                             ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of mortgage note         (105,345)    (109,954)
payable
   Payoff of mortgage payable                 (5,513,789)          -
   Distributions                              (7,362,450)          -
                                             ------------  -----------

   Cash used in financing activities         (12,981,584)    (109,954)
                                             ------------  -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (269,602)      43,226

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                           540,298      670,811
                                             ------------  -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                             $   270,696   $  714,037
                                             ============  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash paid for interest                 $   321,728      336,698
                                             ============  ===========






  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

 (2)  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 for HPP'90, as filed with the Securities and Exchange Commission.

(3)   Investment in Real Estate

      HPP'90 has an interest in the following entities:

      Henderson's Wharf Baltimore, L.P. (the Building Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 153 indoor parking spaces (the Apartments) and a 38 room inn (the Inn) located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 8 of which are owned by unrelated parties. The building has been substantially renovated and certain renovation costs qualify for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,214,500 as of September 30, 1999.

      HPP'90 has made all required capital contributions to the Building Venture in accordance with the Building Venture's partnership agreement, and is not required to make additional contributions, although at its sole discretion, may do so.

      On February 27, 1996, the Building Venture purchased three condominium units and parking spaces owned by unrelated parties, in conjunction with the refinancing of its note payable (see Note 4). On March 17, 1998, the Building Venture exchanged a condominium unit and parking spaces with an unrelated party in return for that unrelated party's condominium unit, parking spaces and $135,000. The transaction resulted in net cash proceeds of $122,843, after closing costs. On November 3, 1998, as part of a negotiated settlement, the Building Venture purchased a condominium unit and parking space owned by an unrelated party, with whom the Building Venture was engaged in a lawsuit and countersuit, for a purchase price of $110,000.

      HPP'90's operations, principally consisting of accounting, investor services and other general and administrative costs, are funded from distributions by the Building Venture. Also, distributions from the Building Venture were used to fund reserves for the capital needs of HPP'90's real property entities. For the nine months ended September 30, 1998, the Building Venture distributed $225,000 to HPP'90. As discussed later, in September 1999, the Building Venture sold its property and distributed the net proceeds to HPPP'90, which then made a distribution of funds to its Limited Partners. For the nine months ended September 30, 1999, the Building Venture distributed

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(3)   Investment in Real Estate (Continued)

      $7,758,508 to HPP'90. On September 13, 1999, HPP'90 distributed $450 per $1,000 unit for a total of $7,362,450 to its Limited Partners ($450 per $1,000 unit, 16,361 units issued and outstanding).

      Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

      Henderson's Wharf Marina, L.P. (the Marina Venture) is a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a 1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $777,943 as of September 30, 1999.

      At September 30, 1999, HPP'90 holds a 99% general partner interest and Henderson's Wharf Development Corp. (HWDC), a wholly owned subsidiary of HPP'90 holds total general and limited partner interest of 1% in the Building Venture. At September 30, 1999, HPP'90 holds a 98% limited partner interest and HWDC holds a 2% general partner interest in the Marina Venture.

      HPP'90 may make additional capital contributions to the Marina Venture as provided in the Marina Venture's partnership agreement, but is not required to do so.

      The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. During the period January 1, 1999 through September 9, 1999 and the years ended December 31, 1998 and 1997 the Marina Venture added $47,405, $282,791 and $33,727, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 256. Substantial repairs were still needed to maintain the Marina Venture's land which provides parking to the Marina and Inn (see Note 5).

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

      In July 1999, the Ventures entered into purchase and sale agreements with an affiliate of Gunn Financial, Inc., a party unaffiliated to HPP'90 and the Ventures, to sell the properties owned by both the Building Venture and the Marina Venture for a combined price of $13,550,000. The Partnership had obtained two recent appraisals each of which valued the combined properties at $13,500,000 and $13,540,000, respectively. The partnership agreement states that a sale of substantially all the assets requires the approval of a majority in interest of the Limited Partners. The Partnership submitted a Consent Solicitation Statement, dated August 2, 1999 as filed with the Securities and Exchange Commission, to the Limited Partners to obtain the approval for the sale, subsequent distribution of net proceeds and liquidation of the Partnership. By August 31, 1999, the Partnership received the approval for the sale from 57% in interest of its Limited Partners.

      On September 9, 1999, the Ventures consummated the sale of their respective properties. The sale price paid for the Ventures' properties was $13,550,000 with payments due at closing for direct costs of $295,256, capital costs assumed by the buyer of $71,050, mortgage note payable of $5,513,789, mortgage prepayment expense of $390,126 and accrued interest of $30,858.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(3)   Investment in Real Estate (Continued)

      As discussed previously, on September 13, 1999, HPP'90 distributed $450 per $1,000 unit for a total of $7,362,450 to its Limited Partners ($450 per $1,000 unit, 16,361 units issued and outstanding). HPP'90 intends to make a final distribution to its Limited Partners and wind up its operations by December 31, 1999. Solicitation expenses for the quarter ended September 30, 1999 totaled $119,649.

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

      On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the then outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of the contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bore interest at 7.85%, amortized over a 20-year schedule and required monthly principal and interest payments in the amount of $49,628, which commenced April 1996 with the remaining unpaid principal and interest due in March 2016. Under the deed of trust note, the lender had the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note was secured by the Building Venture's property, rents and assignment of leases and was guaranteed by the Building Venture.

      As discussed in Note 3, on September 9, 1999 the Building Venture sold its property and HPP'90 paid to the lender the remaining principal due of $5,513,789, as well as accrued interest of $30,058 and mortgage prepayment expense of $390,126.

(5)   Transactions With Related Parties, Commitments and Contingencies

      The Ventures entered into a consulting agreement (Consulting Agreement), which expired on December 31, 1991, that required the Building Venture to pay Hillcrest Management Inc., (HMI) a Massachusetts corporation and former limited partner of the Ventures with whom the Ventures had several contracts, a $15,000 refinancing fee upon the closing of any refinancing of the existing Building Venture's financing. The Consulting Agreement also required the Ventures to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of the properties to an unaffiliated third party buyer. The incentive fee commitment survived the December 31, 1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI (see below). The Building Venture paid the $15,000 refinancing fee to HMI in March 1996 as a result of refinancing its purchase price promissory note as discussed in Note 4. The Ventures paid HMI a total of $135,500 in September 1999 as a result of the sale of the Ventures' property discussed in Note 3.

      HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and require monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments are secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 were permitted until all Settlement Payments were paid in full. The Settlement Payments may have been prepaid, as defined in the agreement, without penalty. In September 1999, HMI and the Ventures agreed that final payment of all unpaid Settlements Payments totaling $70,010 would be made in December 1999. As of September 30, 1999 and December 31, 1998, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $70,010 and $106,280, respectively.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

      Effective July 1, 1998, the Building Venture and Marina Venture entered into property management contracts with Gunn Financial, Incorporated
      (GFI), an unaffiliated Massachusetts corporation, to oversee the property management of the apartment, inn and marina operations. The property management contracts will provide for the payment of management fees to GFI equal to 4% of apartment gross receipts, 4% of inn gross receipts, and 4% of marina gross receipts, as defined, respectively. Also, effective July 1, 1998, GFI subcontracted Winn Management Company, an unaffiliated Massachusetts corporation who managed numerous properties throughout the East Coast, to provide certain on site property management services to the apartment, inn and marina operations. The agreements expired upon the disposition of the Ventures' properties, as discussed in Note 3. For the period January 1, 1999 through September 9, 1999, the date of the sale of the properties, and for the period July 1, 1998 through September 30, 1998, management fees paid to GFI by the Ventures totaled $112,195 and $40,011, respectively.

      On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provided such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expired on June 30, 1998. For the six months ended June 30, 1998, expense reimbursements to CMC totaled $83,080.

      Effective July 1, 1998, HPP'90 engaged GFI to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires June 30, 2000 due to the disposition of the Ventures' properties, as discussed in Note 3. HPP'90 intends to pay GFI by December 31, 1999 for the accounting, asset management and investor services required for the liquidation of the Partnership through the expiration date of the contract. For the period January 1, 1999 through September 30, 1999 and for the period July 1, 1998 through September 30, 1998, expense reimbursements to GFI totaled $153,304 and $47,109, respectively.

      According to a provision in one purchase and sale contract of one of three condominiums purchased on February 27, 1996, the purchase price for that condominium was the greater of the seller's outstanding mortgage balance as of the date of purchase or the fair market value of the property determined by independent appraisal through a period extending through June 1, 1999. At the February 27, 1996 closing, the purchase price paid was the then outstanding balance of the seller's mortgage. If, through June 1, 1999, the fair market value was determined to be greater than the amount paid at the closing, the Building Venture was required to pay the excess of the determined fair market value over the purchase price paid at the closing to the seller. As a part of the purchase agreement, the Building Venture has established a $25,000 collateral escrow in the event that an additional payment was made to the seller. In August 1999, the Building Venture and the seller agreed to an additional payment of $25,000 to be paid to the seller to conclude this transaction.

      On November 3, 1998, the Building Venture and the condominium association to which it belongs settled a lawsuit against one unit owner for failure to pay condominium assessments and nuisance, and a counterclaim filed by that unit owner against the Building Venture, the condominium association, and other third parties for alleged breach of contract and related counts. As part of the settlement, the Building Venture paid $110,000 to purchase the condominium unit and parking space as well as an additional $65,000.

      In late 1998, the condominium association to which the Building Venture belongs engaged an engineering firm to conduct a capital needs assessment of its property. Based on that study, the condominium association assessed its owners in 1999 a special assessment totaling $160,000 to provide reserves for certain replacement items. The Building Venture's share of the special assessment was approximately $152,000 and was paid to the condominium association in April 1999.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(5)   Transactions With Related Parties, Commitments and Contingencies
      (Continued)

      Within the next several years, significant repairs were needed to maintain the Marina Venture's land which provides parking to the Marina and Inn. The Marina Venture anticipated that capital resources to fund the repairs were likely to have been provided by additional contributions from HPP'90. The Marina Venture estimated the cost of replacing the bulkhead to retain the land to have been in excess of $2,300,000. Also, HPP'90 was investigating other potential sources of available parking for the Marina and Inn. Included in escrow deposits as of December 31, 1998 was $404,681 that HPP'90 had reserved for future capital improvements.

      As of September 30, 1999, HPP'90 had escrow deposits totaling $407,858, which includes amounts reserved for the following; required remittance to the state of Maryland for withholding tax, remaining Settlement Payments to HMI, audit, tax, legal, general and administrative, and final liquidation expenses of the Partnership.

(6)   Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, cash equivalent, security deposits, escrow deposits, accrued expenses and other liabilities, and security deposits at September 30, 1999 and December 31, 1998 approximate their fair values due to their short maturities. The fair value of the note payable at December 31, 1998 approximates its carrying amount based on the interest rates available to HPP'90 for similar financing arrangements. All financial instruments are held for non-trading purposes.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999


Liquidity and Capital Resources. In July 1999, the Ventures entered into purchase and sale agreements with an affiliate of Gunn Financial, Inc., a party unaffiliated to HPP'90 and the Ventures, to sell the properties owned by both the Building Venture and the Marina Venture for a combined price of $13,550,000. The Partnership had obtained two recent appraisals each of which valued the combined properties at $13,500,000 and $13,540,000, respectively. The partnership agreement states that a sale of substantially all the assets requires the approval of a majority in interest of the Limited Partners. The Partnership submitted a Consent Solicitation Statement, dated August 2, 1999 as filed with the Securities and Exchange Commission, to the Limited Partners to obtain the approval for the sale, subsequent distribution of net proceeds and liquidation of the Partnership. By August 31, 1999, the Partnership received the approval for the sale from 57% in interest of its Limited Partners.

On September 9, 1999, the Ventures consummated the sale of their respective properties. The sale price paid for the Ventures' properties was $13,550,000 with payments due at closing for direct costs of $295,256, capital costs assumed by the buyer of $71,050, mortgage note payable of $5,513,789, mortgage prepayment expense of $390,126 and accrued interest of $30,858.

On September 13, 1999, HPP'90 distributed $450 per $1,000 unit for a total of $7,362,450 to its Limited Partners ($450 per $1,000 unit, 16,361 units issued and outstanding). HPP'90 intends to make a final distribution to its Limited Partners and wind up its operations by December 31, 1999.

At September 30, 1999, the Partnership had combined cash and cash equivalents totaling $270,696, as well as escrowed funds totaling $407,858. Such cash and cash equivalents and escrow funds will be utilized for the payment of outstanding obligations of the Partnership, including a required remittance to the state of Maryland for withholding tax, remaining Settlement Payments to HMI, audit, tax, legal, general and administrative, and final liquidation expenses of the Partnership and distributions to Limited Partners. These sources of liquidity are expected to be sufficient to meet the Partnership's needs through its expected date of liquidation.

Results of Operations. The Partnership generated a net loss under generally accepted accounting principles of $1,527,934 for the nine months ended September 30, 1999 which includes depreciation and amortization of $469,207, mortgage prepayment expense of $390,126, solicitation expenses of $119,649 and loss on sale of real estate of $961,440, (net of direct costs of $295,256 and unamortized deferred evaluation and acquisition costs of $863,021).

As discussed in the Liquidity Section, on September 9, 1999 the Ventures consummated the sale of their respective properties and ceased operating activities as of that date. Therefore, the Partnership's revenues and expenses for the three and nine months ended September 30, 1999 are not comparative to their respective prior periods due to the shorter period of activity. Nevertheless, for the nine months ended September 30, 1999, property operating expenses increased mainly due to a special condominium assessment paid in April of 1999 of approximately $152,000, increases in payroll costs due to additional staffing at the Ventures' and utility expenses associated with the elevated number of occupied slips at the Marina. Also, depreciation and amortization for the three and nine months ended September 30, 1999 includes the amortization of certain unamortized deferred financial and legal costs at the date of the sale of the properties.

Year 2000 Issues

As noted above, the Partnership expects to be liquidated by December 31, 1999. Notwithstanding this, the Partnership and the Ventures have analyzed the effect of the Year 2000 on their respective financial and computer systems and have incorporated the necessary modifications to avert any negative consequences. The Partnership does not anticipate Year 2000 issues to have any material effect on its operations or the operations of the Ventures, or incur substantial costs to address Year 2000 issues.

          HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND

                           PART II - OTHER INFORMATION

                               SEPTEMBER 30, 1999


      Item 1. Legal Proceedings - At September 30, 1999, the Partnership and the Ventures are not party to, to the best knowledge of the General Partner, any material pending legal proceedings.

Item 2.         Changes in Securities - Not applicable.

Item 3.         Defaults Upon Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security  Holders

                As required by the Partnership's Agreement of Limited Partnership the consent of a majority in interest of the Limited Partners to the sale of the Partnership's property was submitted for a vote to the Limited Partners, pursuant to a Consent Solicitation Statement, dated August 2, 1999. The Partnership's property consisted of the land and seven-story building located at 1000 Fell Street, Baltimore, MD and (the Building Venture)and the land and Marina located at 1001 Fell Street, Baltimore, MD (the Marina Venture). The Partnership owned these properties through its 100% ownership of the two Delaware limited partnerships, Henderson's Wharf Baltimore,L.P. and Henderson's Wharf Marina Inc.

                As of August 31, 1999, the Partnership obtained the approval for the sale with 9,464 vote "For", 1,375 votes "Against", 195 votes to "Abstain, and 5,317 units that did not vote.

                The sale closed on September 9, 1999.

                On September 13, 1999, the Partnership distributed $7,362,450 to its Limited Partners.

Item 5.         Other Information - Not applicable.

Item 6.         Exhibits and Reports from Form 8-K Filed September 24, 1999

                (a) Exhibits Filed September 24, 1999 with Form 8-K and incorporated herein as referenced
                     1. Agreement for the Purchase and Sale of Real Property of
                        Henderson's  Wharf  Baltimore L.P.
                     2. Agreement for the Purchase and Sale of Real Property of
                        Henderson's Wharf Marina L.P.
                (b) Reports from Form 8-K filed September 14, 1999 with Form 8-K and incorporated herein as referenced
                     Item 2 - Acquisition or Disposition of Assets - Sale of
                              Property
                     Item 5 - Other Events - Distribution to Limited Partners

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

                HISTORIC PRESERVATION PROPERTIES 1990
                L.P. TAX CREDIT FUND

                By: Boston Historic Partners II Limited Partnership General Partner

                     By: BHP II Advisors Limited Partnership
                          General Partner

                          By:  Portfolio Advisory Services, II Inc.
                                 General Partner

Date:  November 1, 1999          By:  /s/ Terrence P. Sullivan
                                      -------------------------
                                      Terrence P. Sullivan,
                                      President

                          and


Date:  November 1, 1999   By:   /s/ Terrence P. Sullivan
                                ------------------------
                                Terrence P. Sullivan,
                                General Partner