Form 10-K
period 1999-12-31
HISTORIC PRESERVATION PROPERTIES 1990 LP TAX CREDIT FUND
filed 2000-03-29
CIK 857004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                      ----------------------------------

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

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



           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                    Sequential
                                                         Page No.     Page No.

PART I

       Item 1   Business                                   K-3           4
       Item 2   Properties                                 K-8           8
       Item 3   Legal Proceedings                          K-8           8
       Item 4   Submission of Matters
                 to a Vote of Unit Holders                 K-8           9

PART II

       Item 5   Market for Registrant's
                 Units and Related Unit
                 Holder Matters                            K-9          10
       Item 6    Selected Financial Data                   K-10         11
       Item 7    Management's Discussion and
                  Analysis of Financial
                  Condition and Results of
                  Operations                               K-11         12
       Item 8    Financial Statements and
                  Supplementary Data                       K-14         15
       Item 9    Changes in and Disagreements
                  with Accountants on Accounting
                  and Financial Disclosure                 K-14         15

PART III

       Item 10    Director and Executive
                   Officer of the Registrant               K-15         16
       Item 11    Executive Compensation                   K-16         17
       Item 12    Unit Ownership of Certain
                  Beneficial Owners and
                   Management                              K-16         17
       Item 13    Certain Relationships and
                   Related Transactions                    K-17         18

PART IV

       Item 14    Exhibits, Financial Statement
                   Schedules and Reports on
                   Form 8-K                                K-18         19

SIGNATURES                                                 K-27         28

SUPPLEMENTAL INFORMATION                                   K-28         29


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


                                      K-2



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

                  As discussed later, on September 9, 1999 the Partnership's investment properties were sold and subsequently the Limited Partners of HPP'90 received total distributions of $7,771,802 in 1999. As of December 31, 1999, HPP'90 concluded its business operations, liquidated, and formally dissolved.

                  The general partner of the Partnership was Boston Historic Partners II Limited Partnership (the General Partner), a Massachusetts limited partnership. The general partner of the General Partner was BHP II Advisors Limited Partnership (BHP II Advisors). The general partners of BHP II Advisors were Terrence P. Sullivan (Sullivan) and Portfolio Advisory Services II, Inc. (PAS II) a corporation whose controlling shareholder, director and president was Sullivan.

                  The Partnership did not have any employees.

                  Effective October 1, 1995, the Partnership engaged Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to perform accounting, asset management and investor services for an annual fee of $38,400 and reimbursement of all operating expenses of providing such services. The agreement expired on June 30, 1998.

                  Effective July 1, 1998, HPP'90 engaged Gunn Financial, Incorporated (GFI) an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires June 30, 2000 due to the disposition of the Ventures' properties, as discussed below. In December 1999, in accordance with the agreement, the Partnership paid GFI $90,000 to provide asset management, accounting and investor services through the expiration date of the agreement for the conclusion of HPP'90's business operations, liquidation, formal dissolution, and submission of final K-1's and financial statements to the Limited Partners.

                  The Partnership's only business was investing in real properties for which the cost of rehabilitating acquired properties qualified for Rehabilitation Tax Credits and operating such properties. A presentation of information about industry segments is not applicable and would not be helpful in understanding the Partnership's business taken as a whole. The Partnership's investment objectives and policies are described in pages 28-36 of its prospectus dated March 30, 1990 (the Prospectus) under the caption "Investment Objectives and Policies," which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424(b) on April 6, 1990.

                   During 1990,  the  Partnership  acquired  interests in the following real estate, collectively referred to as the "Ventures". The Partnership's purchase of the Ventures was made on substantially the same terms described in Supplement No. 1 to the Prospectus dated August 1, 1990 (Supplement No. 1) and Supplement No. 2 to the Prospectus dated December
3, 1990 (Supplement No. 2). Both Supplement No. 1 and Supplement No. 2 are incorporated herein by this reference. Supplement No. 1 and Supplement No.
2 were filed pursuant to Rule 424(b) on August 14, 1990 and December 4, 1990, respectively. As of December 31, 1999, the date of dissolution, 100%
of  the  limited   partners'   capital   contributions   (net  of  selling
commissions,   organizational  and  sales  costs,   acquisition  fees  and
reserves) had been invested in real property investments:

                  Henderson's Wharf Baltimore, L.P. (the Building Venture) was a Delaware limited partnership which was formed on July 20, 1990 to acquire a fee interest in a seven-story building on 1.5 acres of land located at 1000 Fell Street, Baltimore, Maryland and to rehabilitate the building into residential units, 153 indoor parking spaces and a 38 room inn. The building contains 137 residential units, 129 of which were owned by the Building Venture and 8 of which were owned by unrelated parties.

                  The building had been renovated and certain of the related renovation costs qualified for Rehabilitation Tax Credits. The Building Venture purchased the building for $6,812,500 which included seller financing of $6,350,000. Lease-up of the residential units commenced in January 1991 and the inn opened in May 1991.

                  Under the Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Baltimore, L.P. dated February 1, 1991, Henderson's Wharf Development Corporation (HWDC), a Delaware corporation that was wholly-owned by the Partnership, was admitted as a general partner of the Building Venture (the Partnership and HWDC are collectively referred to as "Henderson's General Partners"). Hillcrest Management, Inc. (HMI), a Massachusetts corporation, was admitted as the limited partner of the Building Venture. The overall management and control of the business and affairs of the Building Venture were solely vested in Henderson's General Partners.



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

                  In 1993, the Ventures terminated the Contracts with, and commitments under the Consulting Agreement to HMI. In January 1995, HPP'90 entered into an agreement on behalf of the Ventures to pay HMI contract termination settlement payments (Settlement Payments) totaling $271,108. The Settlement Payments required an initial payment of $36,000 due on January 27, 1995 and required monthly payments of $3,221 which commenced September 1995 and were payable through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments were secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Venture's cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 were permitted until all Settlement Payments had paid in full. The Settlement Payments may have been prepaid, as defined in the agreement, without penalty. As of December 31, 1998, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $106,280. In 1999, the Ventures paid in full all unpaid Settlement Payments due to HMI.

                  In accordance with the termination of all HMI contracts, effective January 1, 1995 HMI withdrew from the Building Venture as a limited partner and was replaced by HWDC.

                  On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the then outstanding balance of the seller financed purchase money note totaling $5,590,418, to pay $109,582 to the seller in release of a contingent purchase price promissory note, and to purchase in part three condominium units and parking spaces owned by unrelated parties for an aggregate purchase price of $332,682. The deed of trust note bore interest at 7.85% and required monthly principal and interest payments in the amount of $49,628. The deed of trust note amortized over a 20 year schedule and all remaining unpaid principal and interest was scheduled to be due in March 2016. Under the deed of trust note, the lender had the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note was secured by the Building Venture's property, rents and assignment of leases and was guaranteed by the Building Venture. On September 9, 1999, the Building Venture property was sold (as discussed below) and payment in full was made on the note payable.

                  The refinancing in 1996 released approximately $1,057,000 of suspended Rehabilitation Tax Credits to the Partnership from the Building Venture. These credits had been suspended due to the fact that original financing was seller provided. Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of all Rehabilitation Tax Credits were fully vested.




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

                  The Building Venture's investment property competed in the residential rental real estate and hotel markets. The Building Venture's apartment units generally competed on the basis of location, price, square footage and amenities with approximately six other similar complexes in the Fells Point area. The Building Venture's apartment units also competed with the local single family home market, which in recent years had become more competitive due to the increased availability of low mortgage rates. The Building Venture's inn generally competed with the smaller hotels and bed and breakfast establishments on the basis of room rates, location and amenities. There are approximately three other competitors for the inn in the Fells Point area, with the number of available rooms for each competitor ranging from four
(4) to eighty-eight (88).

                  Henderson's Wharf Marina, L.P. (the Marina Venture) was a Delaware limited partnership which was formed on July 20, 1990 to acquire a 1.92 acre parcel of land together with a 256-slip marina which is adjacent to the Building Venture's property. The Marina Venture owned the fee interest in the property. The Marina Venture purchased the property for $1,266,363 which included seller financing of $1,187,500.

                  The Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Marina, L.P. dated February 1, 1991 provided ownership and management identical to that of the Building Venture described above. On August 1, 1991, Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership was executed. HWDC became the sole general partner of the Marina Venture and HMI and the Partnership became limited partners. The overall management and control of the business and affairs of the Marina Venture was solely vested with the general partner of the Marina Venture.

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



                  Based on the fair market value of marina land and improvements determined by independent appraisal and the priority distribution of proceeds from capital transactions as provided for in the Marina Venture's Third Amended and Restated Agreement of Limited Partnership, the Partnership had reserved $845,672 against its investment in the marina land and improvements at December 31, 1992. The property was carried at the lower of cost or net realizable value.

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

                  The Marina Venture had operated a minimal number of its 256 slips from 1991 to 1995 due to significant repairs necessary to be fully operational. During 1999, 1998 and 1997, the Marina Venture added $47,405, $282,791 and $33,727, respectively, of utility, safety and other improvements increasing the number of fully operational slips to 256. Substantial repairs were still needed to maintain the Marina Venture's land which provided parking to the Marina and Inn. The Marina Venture estimated the cost of replacing the bulkhead to retain the land to be in excess of $2,300,000. The Marina Venture anticipated that capital resources to fund the repairs were likely to be provided by additional contributions from the Partnership. Included in escrow deposits as of December 31, 1998, is $404,681 that the Partnership had reserved for future capital improvements.

                  The Marina Venture competed with approximately seven other marinas located in the inner harbor of Fells Point. The marinas generally compete on the basis of slip fee rates (seasonal and year round), marina services and amenities. The Marina Venture had no marina services and offered minimum boating amenities.

                  In July 1999, the Ventures entered into purchase and sale agreements with an affiliate of Gunn Financial, Inc., a party unaffiliated to HPP'90 and the Ventures, to sell the properties owned by both the Building Venture and the Marina Venture for a combined price of $13,550,000. The Partnership had obtained two recent appraisals each of which valued the combined properties at $13,500,000 and $13,540,000, respectively. The Partnership Agreement stated that a sale of substantially all the assets requires the approval of a majority in interest of the Limited Partners. The Partnership submitted a Consent Solicitation Statement, dated August 2, 1999 as filed with the Securities and Exchange Commission, to the Limited Partners to obtain the approval for the sale, subsequent distribution of net proceeds and liquidation of the Partnership. By August 31, 1999, the Partnership received the approval for the sale from 57% in interest of its Limited Partners.



                  On September 9, 1999, the Ventures consummated the sale of their respective properties. The sale price paid to the Ventures' properties was $13,550,000 with payments due at closing for direct costs of $295,256, capital costs assumed by the buyer of $71,050, mortgage note payable of $5,513,789, mortgage prepayment expense of $390,126 and accrued interest of $30,058.

                  On September 13, 1999, the Partnership distributed $450 per $1,000 unit for a total of $7,362,450 to its Limited Partners ($450 per $1,000 unit, 16,361 units issued and outstanding). On December 30, 1999, the Partnership made a final distribution to its Limited Partners of $25.02 per $1,000 unit totaling $409,352. As required by law, the Partnership had deposited with the State of Maryland, on behalf of Maryland nonresident Limited Partners, a withholding of $4.21 per $1,000 unit for estimated taxes due on the gain on the sale.

                  As of December 31, 1999, the Building Venture and the Marina Venture concluded their respective business operations, liquidated and formally dissolved.

Item 2.           Properties.

                  See Item 1 above.

Item 3.           Legal Proceedings.

                  At December 31, 1999, the Partnership and the Ventures were not party to, to the best knowledge of the General Partner, any material pending legal proceedings.


Item 4.           Submission of Matters to a Vote of Unit Holders.

                  As required by the Partnership's Agreement of Limited Partnership the consent of a majority in interest of the Limited Partners to the sale of the Partnership's property was submitted for a vote to the Limited Partners, pursuant to a Consent Solicitation Statement, dated August 2, 1999. The Partnership's property consisted of the land and seven-story building located at 1000 Fell Street, Baltimore, MD (the Building Venture) and the land and Marina located at 1001 Fell Street, Baltimore, MD (the Marina Venture). The Partnership owned these properties through its 100% ownership of the two Delaware limited partnerships, Henderson's Wharf Baltimore, LP and Henderson's Wharf Marina, LP. The purchaser of the Building Venture was Henderson's Wharf Baltimore, LLC.
The purchaser of the Marina Venture was Henderson's Wharf Marina, Inc.

                  As of August 31, 1999, the Partnership obtained the approval for the sale with 9,464 votes "For", 1,375 votes "Against", 195 votes to "Abstain", and 5,327 units that did not vote.

                  The sale closed on September 9, 1999.

                                     PART II

Item 5.           Market For Registrant's Units and Related Unit Holder Matters.

                  (a) Through the date of dissolution, there was no established public trading market for the Units. Trading in the Units was limited and sporadic and occurred solely through private transactions.

                  (b) As of December 31, 1999, the date of dissolution of the Partnership, there were 1,394 holders of Units.

                  The  Amended and  Restated  Agreement  of Limited  Partnership
(Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. As discussed in Item 1, in 1998 and 1997 there were certain restrictions on the Partnership's present and future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the years ended December 31, 1998 and 1997, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners. As discussed in Item 1, the Limited Partners received total distributions of $7,771,802 in the year ended December 31, 1999.

Item 6.           Selected Financial Data.



                                               1999             1998              1997             1996              1995
                                         ----------------- ---------------- ----------------- ---------------- -----------------

Revenues                                     $  2,696,980     $  3,656,389     $  3,261,261     $  2,909,744      $  2,769,347

Net Income (Loss)                            $ (1,661,425)    $    344,889     $    211,825     $   (258,989)     $   (359,021)

Net Income (Loss) per unit of
     Investor Limited Partnership
    Interest based on Units
    outstanding                              $   (100.53)     $      20.87     $      12.82     $     (15.67)     $     (21.72)

Total Assets as of December 31,              $         0      $ 15,469,324     $ 15,224,121     $ 15,392,204      $ 15,483,025

Long Term Debt as of December 31,            $         0      $  5,619,134     $  5,767,197     $  6,123,084      $  5,590,418

Cash Distributions per weighted
average Unit outstanding                     $    475.02      $          0     $          0     $          0      $          0

Rehabilitation Tax Credit per Unit           $         0      $          0     $          0     $      63.94      $          0


The Partnership liquidated effective December 31, 1999 (see Items 1 and 7).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 31, 1990, at which time Limited Partners had purchased 16,361 Units, representing gross capital contributions of $16,361,000. As of December 31, 1999 the Partnership had invested an aggregate of $13,220,453 in the Building and Marina Ventures.

                  Such amount contributed in the Building and Marina Ventures represented approximately 100% of the Limited Partners' capital contribution after deducting selling commissions, organizational and sales costs, acquisition fees and reserves.

                  HPP'90's cash and cash equivalents were used primarily to fund general and administrative expenses of running the public fund. The Venturers' cash and cash equivalents were used to fund operating expenses and debt service of the properties. In addition, to the extent available, the Building Venture distributed cash to HPP'90 to fund general and administrative expenses of managing the public fund and to fund reserves for the capital needs of the Ventures as well as to provide funds to distribute to the Limited Partners of HPP'90. For the years ended December 31, 1999, 1998 and 1997, the Building Venture distributed $8,005,846 (including $7,771,802 relating to the sale of properties), $1,159,000 and $501,000, respectively, to HPP'90.

                  In July 1999, the Ventures entered into purchase and sale agreements with an affiliate of Gunn Financial, Inc., a party unaffiliated to HPP'90 and the Ventures, to sell the properties owned by both the Building Venture and the Marina Venture, for a combined price of $13,550,000. The Partnership had obtained two recent appraisals each of which valued the combined properties at $13,500,000 and $13,540,000, respectively. The Partnership Agreement stated that a sale of substantially all the assets required the approval of a majority in interest of the Limited Partners. The Partnership submitted a Consent Solicitation Statement, dated August 2, 1999 as filed with the Securities and Exchange Commission, to the Limited Partners to obtain the approval for the sale, subsequent distribution of net proceeds and liquidation of the Partnership. By August 31, 1999, the Partnership received the approval for the sale from 57% in interest of its Limited Partners.

                  On September 9, 1999 the Ventures consummated the sale of their respective properties. The sale price paid to the Ventures was $13,550,000 with payments due at closing for direct costs of $295,256, capital costs assumed by the buyer of $71,050, mortgage note payable of $5,513,789, mortgage prepayment expense of $390,126 and accrued interest of $30,058.

                  On September 13, 1999, the Partnership distributed $450 per $1,000 unit for a total of $7,362,450 to its Limited Partners ($450 per $1,000 unit, 16,361 units issued and outstanding). On December 30, 1999, the Partnership made a final distribution to its Limited Partners of $25.02 per $1,000 unit totaling $409,352. As required by law, the Partnership deposited with the State of Maryland, on behalf of Maryland nonresident individual Limited Partners, a withholding of $4.21 per $1,000 unit for estimated state tax due on the gain on the sale.

                  Significant repairs were needed within the next several years to maintain the Marina Venture's land which provided parking to the marina and inn. The Marina Venture estimated the cost of repairs to maintain the land to be in excess of $2,300,000. The Marina Venture anticipated that capital resources to fund the repairs were likely to be provided by additional contributions from the Partnership. Included in the escrow deposits as of December 31, 1998, is $404,681 that the Partnership had reserved for future capital improvements.

                  At December 31, 1998, the Ventures had entered into contracts for various building improvements and furniture and equipment purchases totaling approximately $382,300 and has made deposits on such contracts of approximately $141,200.

                  Settlement Payments due HMI, that were negotiated as part of the contract termination (See Item 1), were secured by 100% of HPP'90's economic interest as a partner, as defined in the agreements, in the Ventures; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable equity securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by potential lenders. No distributions to the partners of HPP'90 were permitted until all settlement payments were paid in full. The Settlement Payments may have been prepaid, as defined in the agreement, without penalty. As of December 31, 1998, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $106,280. In September 1999, HMI and the Ventures agreed that a final payment of all unpaid Settlement Payments would be made in December 1999. In December 1999, unpaid Settlement Payments totaling $71,473 were paid to HMI.

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

                  As mentioned in Item 1, on February 27, 1996, the Building Venture obtained financing of $6,000,000 at 7.85% which required monthly principal and interest payments totaling $49,628 based on a 20 year amortization. The deed of trust note was scheduled to mature in March 2016, however, under the deed of trust note, the lender had the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note was secured by the Building Venture's property, rents and assignment of leases and was guaranteed by the Building Venture. On September 9, 1999, the Building Venture property was sold and payment in full was made on the mortgage note payable (as discussed above).

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

         As of December 31, 1999,  the Building  Venture and the Marina  Venture
concluded  their  respective  business   operations,   liquidated  and  formally
dissolved.

                  Results of Operations. The Partnership generated a net loss under generally accepted accounting principles of $1,661,425 in 1999 which includes depreciation and amortization of $481,887, mortgage prepayment expense of $390,126, solicitation expenses of $120,675, liquidation expense of $90,000 and loss on sale of real estate of $961,140, (net of direct costs of $295,256 and unamortized deferred evaluation and acquisition costs of $863,021).

                  As discussed in the Liquidity Section, on September 9, 1999 the Ventures consummated the sale of their respective properties and ceased operating activities as of that date. Therefore, the Partnership's revenues and expenses for the year ended December 31, 1999 are not comparative to the year ended December 31, 1998 due to the shorter period of activity in 1999. Nevertheless, for the year ended December 31, 1999 compared to the year ended December 31, 1998, condominium assessments increased mainly due to a special assessment of $152,000 paid to the condominium association in April of 1999. Depreciation and amortization for 1999 includes the amortization of certain deferred financial and legal costs associated with the Building Venture's mortgage note payable, which had been paid in full on September 9, 1999. The liquidation and solicitation expense represents cost associated with the printing, mailing and tabulation for the Consent Solicitation Statement, dated August 2, 1999 as filed with the Securities and Exchange Commission, submitted to the Limited Partners to obtain the approval of sale of substantially all the assets, subsequent distribution of net proceeds and liquidation of the Partnership, as well as, amounts paid to GFI for accounting, asset management and investor services required to conclude the Partnership's business operations, liquidate and formally dissolve.

                  The Partnership recorded net income of approximately $345,000 for the year ended December 31, 1998, as compared to net income of approximately $212,000 for the year ended December 31, 1997. This favorable increase in net income is primarily due to an increase in revenue of approximately $395,000 and a decrease in interest expense of approximately $24,000, offset by an increase in expenses of approximately $286,000. The increase in revenue is due to increases of approximately 13% in average daily room rates at the Inn, approximately 6% in rental rates at the Apartments and a slight increase in occupancy at the Inn. The Apartment's economic occupancy rates for the years 1998 and 1997 were 96% and 97%, respectively, while the average occupancy of the Inn for the years 1998 and 1997 were 73% and 71%, respectively. The decrease in interest expense in 1998, compared to 1997, is due to the settlement of the Marina promissory note payable, which was paid in full in September of 1997, and also the amortization of the Building Venture's mortgage note payable. Expenses increased in 1998, compared to 1997, due to increases in other operating expenses, payroll services and management fees, offset by a decrease in depreciation and amortization. Other operating expenses increased mainly due to increased food and beverage activity at the Inn, the settlement payment of $65,000 to settle a lawsuit (see Item 3), and repair and maintenance expenditures at the Inn, Apartments and Marina. Payroll services increased due to additional staffing at the Ventures' and management fees, which are based on gross receipts, increased as a result of the increased revenues. Depreciation and amortization decreased because the Building Venture had fully depreciated its furniture and fixtures in the second quarter of 1998.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  (a) and (b)Identification of Directors and Executive Officers.

                  The following table sets forth the name and age of the director and executive officer of BHP II Advisors and the offices held by such person.


                Name                       Office                      Age

        Terrence P. Sullivan        President and Director             53

                  Mr. Sullivan had served as a director and executive officer of BHP II Advisors since the organization of PAS II in June 1989. Since that time he had also been a general partner of BHP II Advisors. As of December 31, 1999, BHP II Advisors and PAS II were liquidated and formally dissolved. Mr. Sullivan is also an executive officer of Boston Capital Planning.

                  (c)      Family Relationships.

                           None.

                  (e)      Business Experience.

                  The background and experience of the executive officer and director of BHP II Advisors and Boston Capital Planning identified above in Items 10(a) and 10(b) are as follows:

                  Terrence P. Sullivan, 53, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1986 through December 31, 1989, Boston Bay Capital participated in the placement of limited partnership interest in 98 real estate programs, over 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, from 1987 to 1990, Boston Bay Capital served as dealer manager in connection with the sale of units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, Historic Preservation Properties 1989 Limited Partnership and the Partnership, the first four public programs sponsored by Affiliates of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was the Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering. He received a Masters in Business Administration degree from the University of Massachusetts (Amherst) in 1971. Mr. Sullivan served as a general partner of BBC Restoration Properties II Limited Partnership, which concluded its business affairs December 31, 1999. In addition, an entity controlled by Mr. Sullivan serves as the general partner of Institutional Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors.

                  (f)-(g)  Involvement in Certain Legal Proceedings.

                  None

Item 11.          Executive Compensation.

                  The director and executive officer of PAS II and Boston Capital Planning received no remuneration from the Partnership.

                  Under the Partnership Agreement, the General Partner and its affiliates were entitled to receive various fees, expense reimbursements, commissions, cash distributions, allocations of taxable income or loss and tax credits from the Partnership. The amounts of these items and the times at which they are payable to the General Partner or its affiliates are described at pages 14-16 and 36-39 of the Prospectus under the captions "Management Compensation" and "Cash Distributions and Net Profits and Net Losses", respectively, which descriptions are incorporated herein by this reference.

                  No commissions, fees, or cash distributions were paid by the Partnership to the General Partner or its affiliates for the years ended December 31, 1999, 1998 and 1997. No reimbursements were made for the years ended December 31, 1999, 1998 or 1997.

                  For the year ended December 31, 1999, the Partnership allocated approximately $88,768 of taxable income to the General Partner. See
Note 5 to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.


Item 12.          Unit Ownership of Certain Beneficial Owners and Management.

                  (a)      Unit Ownership of Certain Beneficial Owners.

                           The Spiegel Corporation,  1515 West 22nd Street, Oak
Brook, Illinois 60522, was known by the Partnership to have been the beneficial owner of more than 5% of the outstanding Units at December 31, 1999, the date of dissolution of the Partnership (2,000 units; 12.22%). Under the Partnership Agreement, the voting rights of the Limited Partners were limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

                          Under the Partnership  Agreement, the right to manage
the business of the Partnership was vested solely in the General Partner, although the consent of a majority in interest of the Limited Partners was required for the sale at one time of all or substantially all of the Partner-ship's assets and with respect to certain other matters. As discussed in Item 1, the Partnership submitted a Consent Solicitation Statement, dated August 2, 1999 as filed with the Securities and Exchange Commission, to the Limited Partners to obtain the approval for the sale, subsequent distribution of net proceeds and liquidation of the Partnership. By August 31, 1999, the Partnership received the approval for the sale from 57% in interest of its Limited Partners. See Item 1 above for a description of the General Partner and its general partners.

                  (b)      Unit Ownership of Management.

                           No director or executive  officer of BHP II Advisors,
Boston Capital Planning or their affiliates had any beneficial ownership of Units. No officer or director of BHP II Advisors or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possessed the right to acquire Units.

                  (c)      Change in Control.

                           There existed no  arrangement  known to the  Partner-
ship which may have at a subsequent date resulted in a change in control of the Partnership.

Item 13.          Certain Relationships and Related Transactions.

                  See Note 5 of Notes to Financial Statements for information about transactions between the Partnership and the General Partner and its affiliates. See Item 11 above for information concerning the fees, commissions, reimbursements and cash distributions which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1999, 1998 and 1997.

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

                  10(b) Documents relating to the acquisition of partnership interests in Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P.and material contracts of these partnerships:

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

                       VII. Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Baltimore, L.P. dated as of July 31, 1990. (1)

                      VIII. Second Amended and Restated Agreement of Limited Partnership of Henderson's Wharf Baltimore, L.P. dated February 1, 1991.(2)

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

                      XVII. Assignment and Blanket Transfer from HWFP, Inc. and the United Brotherhood of Carpenters and Joiners of America to Henderson's Wharf Marina, L.P. dated July 31, 1990. (1)

                     XVIII. Purchase Money Promissory Note of Henderson's Wharf Baltimore, L.P. to HWFP, Inc. dated July 31, 1990 in the principal amount of $6,350,000. (1)

                       XIX. Purchase Money Promissory Note of Henderson's Wharf Marina, L.P. to HWFP,Inc. dated July 31, 1990 in the principal amount of $1,187,500. (1)

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

                     XXIII. First Amendment to Amended and Restated Henderson's Wharf Disposition Agreement among Henderson's Wharf Baltimore, L.P., Henderson's Wharf Marina, L.P.and the Mayor and City Council of Baltimore, Maryland dated July 31, 1990. (1)

                      XXIV. Second Amendment to Pedestrian Promenade Easement Agreement among Henderson's Wharf Baltimore, L.P. Henderson's Wharf Marina, L.P. and the Mayor and City Council of Baltimore, Maryland dated July 31, 1990. (1)

                       XXV. Property Management and Brokerage Agreement between Henderson's Wharf Baltimore,L.P.and Richland Management, Inc. dated as of July 31, 1990. (1)

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

                     XXXVI. Agreement regarding refund of real estate taxes pertaining to Henderson's Wharf Baltimore L.P. and HWFP, Inc. dated December 31, 1992. (4)

                    XXXVII. Property Management Agreement between Henderson's Wharf Marina, L.P.and Hillcrest Management, Inc. dated January 1, 1992. (4)



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

                       XLI. Promissory Note between Historic Preservation Properties 1990 L.P.Tax Credit Fund and Lew Cohen dated July 1, 1993. (6)

                      XLII. Settlement documents which include the Settlement Agreement and Mutual Release, Agreement of Purchase and Sale, Deed,
                                    Escro Agreement, Special Power of Attorney,
                                    Option Agreement,  Maryland Residential
                                    Property Disclaimer Statement with Joseph and Eileen Mason for Unit # 433, dated June 1, 1994. (6)

                     XLIII. Settlement documents which include the Settlement Agreement and Mutual Release, Agreement of Purchase and Sale, Deed,
                                    Escrow Agreement,Special Power of Attorney,
                                    Option Agreement,  Maryland Residential
                                    Property Disclaimer Statement and Lease with
                                    Colvin Ryan for Unit # 510, dated June 1,
                                    1994. (6)

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

                     XLVII. Property Management Agreement between Henderson's Wharf Marina L.P., Henderson's Wharf Baltimore, L.P. and the Residences and Inn at Henderson's Wharf, collectively referred to as "Henderson's Wharf" and Claremont Management Corporation, dated November 1, 1995. (7)

                    XLVIII. Asset Management Agreement between Historic Preservation Properties 1990 L.P.Tax Credit Fund and Claremont Management Corporation dated October 1, 1995. (7)

                      XLIX. Deed of Trust Note between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Aid Association for Lutherans, dated February 27, 1996.(8)

                         L. Guaranty among Historic Preservation Properties 1990 L.P. Tax Credit Fund, Henderson's Wharf Baltimore L.P. and Aid Association for Lutherans, dated February 27, 1996. (8)

                        LI. Indemnity Deed of Trust and Security Agreement between Henderson's Wharf Baltimore L.P. and Aid Association for Lutherans, dated February 27, 1996. (8)

                       LII. Assignment of Rents and Leases between Henderson's Wharf Baltimore L.P. and Aid Association for Lutherans, dated February 27, 1996. (8)

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

                       LIX. Assignment of Leases and Rents between Henderson's Wharf Marina L.P. and HWFP, Inc., dated February 27, 1996. (8)

                        LX. Settlement letter on prepaymentof Promissory Note between Henderson's Wharf Marina L.P. and HWFP, Inc., dated September 30, 1997.(9)

                       LXI. Closing documents which include Purchase and Sale Agreement and Deed of Exchange with Joseph V. Brady for the exchange of Unit 610 for Unit 422, date March 17, 1998.

                      LXII. Primary Property and Marina Management Agreements between Henderson's Wharf Baltimore, L.P., Henderson's Wharf Marina, L.P. Gunn Financial Incorporated, dated May 18, 1998.

                     LXIII. Asset Management Agreement between Historic Preservation Properties 1990 L.P. Tax Credit Fund and Gunn Financial Incorporated dated July 1, 1998.

                      LXIV. Closing documents which include Settlement Agreement, Mutual Release, and Agreement of Sale and Purchase, and Deed between Henderson's Wharf Baltimore L.P. and Richard Sassi for Unit 406, dated November 3, 1998.

                       LXV. Consent Solicitation Statement furnished to the Limited Partners in connection with approval of the sale of substantially all the assets of the Partnership. (11)

--------------------


              (8) Previously filed as part of exhibit 10(b) to the Partnership's Annual Report on Form 10-K for year ended December 31, 1996 and incorporated herein by this reference.

              (9) Previously filed as part of exhibit 10 (b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

              (11) Previously filed as Form 14A with the Commission on August 2, 1999 and incorporated herein by this reference.

                      LXVI. Agreement for the Purchase and Sale of Real Property between Henderson's Wharf Baltimore, LP (Seller) and Henderson's Wharf Baltimore, LLC (Buyer), dated July 9, 1999.
                                    (12)

                     LXVII. Agreement for the Purchase and Sale of Real Property between Henderson's Wharf Marina, LP (Seller) and Henderson's Wharf Marina, Inc. (Buyer), dated July 9, 1999. (12)

                     10 (c) Asset Management Agreement between Historic Preservation Properties 1990 L.P.Tax Credit Fund and Hillcrest Asset Management, Inc. dated January 1, 1992. (4)

22                                  List of Ventures. (2)

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

                 (12) Previously filed as an exhibit to Form 8-K with the Commission on September 24, 1999 and incorporated herein by this reference.

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

                               HISTORIC PRESERVATION PROPERTIES 1990 L.P.
                               TAX CREDIT FUND

                               By: BOSTON HISTORIC PARTNERS II LIMITED
                                   PARTNERSHIP, GENERAL PARTNER

                                   By: BHP II ADVISORS LIMITED PARTNERSHIP

                                       By: PORTFOLIO ADVISORY SERVICES II, INC.

Date:  March 15, 2000                      By:      /s/ Terrence P. Sullivan
       --------------                               ------------------------
                                                    Terrence P. Sullivan,
                                                    President

                                           and

Date:  March 15, 2000                      By:     /s/ Terrence P. Sullivan
       --------------                              ------------------------
                                                   Terrence P. Sullivan,
                                                   General Partner

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title


/s/ Terrence P. Sullivan                   Individual General Partner of
Terrence P. Sullivan                       BHP II Advisors Limited Partnership
                                           and as President and Principal
Date: March 15, 2000                       Executive Officer of Portfolio
                                           Advisory Services II, Inc.,
                                           General Partner of BHP II
                                           Advisors Limited Partnership

                                           Principal Financial and
/s/ Terrence P. Sullivan                   Principal Accounting Officer
Terrence P. Sullivan                       of Portfolio Advisory Services II,
                                           Inc., General Partner of BHP II
Date: March 15, 2000                       Advisors Limited Partnership

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                                        An annual  report will be  furnished  to
Unit holders subsequent to filing of this Form 10-K.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
              CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997
                   TOGETHER WITH INDEPENDENT AUDITORS' REPORTS

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 14 (A) (1) AND (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page



Independent Auditors' Report                                            F-3

Consolidated Balance Sheet as of December 31, 1998                      F-4

Consolidated Statements of Operations for the
     Years Ended December 31, 1999, 1998 and 1997                       F-5

Consolidated Statements of Partners' Equity (Deficit)
     for the Years Ended December 31, 1999, 1998 and 1997               F-6

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997                                   F-7

Notes to Consolidated Financial Statements                              F-8

                          Independent Auditors' Report


The Partners
Historic Preservation Properties 1990
      L.P. Tax Credit Fund
Boston, Massachusetts


      We have audited the accompanying consolidated balance sheet of Historic Preservation Properties 1990 L.P. Tax Credit Fund, (a liquidated partnership) (the "Partnership") as of December 31, 1998, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Historic Preservation Properties 1990 L.P. Tax Credit Fund (a liquidated partnership) as of December 31, 1998, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     On September 9, 1999, the Partnership sold its investment in real estate. Effective December 31, 1999, the Partnership liquidated.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.




Providence, Rhode Island
March 15, 2000

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998


                                     ASSETS

                                                                                                       1998
                                                                                              -----------------------
INVESTMENT IN REAL ESTATE
     Building and building improvements                                                             $    15,145,302
     Land                                                                                                    97,034
     Furniture and equipment                                                                                980,447
     Marina - land and improvements                                                                       1,659,050
     Deferred evaluation and acquisition costs                                                            1,102,600
                                                                                              -----------------------
                                                                                                         18,984,433
         Less accumulated depreciation and amortization                                                   4,242,639
                                                                                              -----------------------
                                                                                                         14,741,794
     Reserve for realization of Marina land
         and improvements                                                                                  (845,672)
                                                                                              -----------------------
                                                                                                         13,896,122

CASH AND CASH EQUIVALENTS                                                                                   540,298
CASH EQUIVALENT, SECURITY DEPOSITS                                                                           85,958
ESCROW DEPOSITS                                                                                             546,834
DEFERRED COSTS, net of accumulated
     amortization of $51,761                                                                                130,924
OTHER ASSETS                                                                                                269,188
                                                                                              -----------------------

                                                                                                    $    15,469,324
                                                                                              =======================


                                           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Note payable                                                                                    $    5,619,134
     Accrued expenses and other liabilities                                                                 338,908
     Security deposits                                                                                       78,055
                                                                                             ------------------------

         Total liabilities                                                                                6,036,097
                                                                                             ------------------------

COMMITMENTS (Notes 3 and 5)

PARTNERS' EQUITY
     Limited Partners' equity-Units of Investor
         Limited Partnership Interest, $1,000 stated
         value per Unit-16,361 issued and outstanding units                                               9,481,256
     General Partner's deficit                                                                              (48,029)
                                                                                              -----------------------

         Total partners' equity                                                                           9,433,227
                                                                                             ------------------------

                                                                                                    $    15,469,324
                                                                                             ========================


      The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1990 L. P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                            1999                      1998                      1997
                                                    ----------------------    ---------------------    -----------------------

REVENUE:
     Rental and related income                            $    2,657,682           $    3,611,487             $    3,230,009
     Interest and other income                                    39,298                   44,902                     31,252
                                                    ----------------------    ---------------------    -----------------------


                                                               2,696,980                3,656,389                  3,261,261
                                                    ----------------------    ---------------------    -----------------------

     Operating and administrative                                231,117                  245,565                    245,895
     Property operating expenses:
          Payroll services                                       531,181                  584,655                    510,085
          Condominium assessments                                422,434                  379,894                    382,632
          Real estate taxes                                       50,089                  256,005                    258,426
          Management fees                                        112,195                  152,980                    142,088
          Other operating expenses                               664,212                  769,540                    457,067
     Depreciation and amortization                               481,887                  475,872                    582,710
                                                    ----------------------    ---------------------    -----------------------

                                                               2,493,115                2,864,511                  2,578,903
                                                    ----------------------    ----------------------    ---------------------

INCOME FROM OPERATIONS BEFORE
  INTEREST EXPENSE, MORTGAGE PRE-
  PAYMENT EXPENSE, SOLICITATION
  AND LIQUIDATION EXPENSE, AND
  AND LOSS ON SALE OF REAL ESTATE                               203,865                    791,878                   682,358

INTEREST EXPENSE                                               (303,349)                  (446,989)                 (470,533)
MORTGAGE PREPAYMENT EXPENSE                                    (390,126)                        -                         -
SOLICITATION AND LIQUIDATION  EXPENSE                          (210,675)                        -                         -
LOSS ON SALE OF REAL ESTATE

   (NET OF DIRECT COSTS OF $295,256
   AND UNAMORTIZED DEFERRED
   EVALUATION AND ACQUISITION
   COSTS OF $863,021)                                          (961,140)                        -                         -
                                                    ----------------------    ---------------------    -----------------------

NET INCOME (LOSS)                                        $   (1,661,425)           $     344,889              $     211,825
                                                    ======================    =====================    =======================

NET INCOME (LOSS) ALLOCATED TO
    GENERAL PARTNER                                       $     (16,614)            $      3,449               $      2,118
                                                    ======================    =====================    =======================
NET INCOME (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                     $   (1,644,811)           $     341,440              $     209,707
                                                    ======================    =====================    =======================

NET INCOME (LOSS) PER UNIT OF
    LIMITED PARTNERSHIP INTEREST,
    BASED ON 16,361 UNITS
    OUTSTANDING                                            $    (100.53)            $      20.87               $      12.82
                                                    ======================    =====================    =======================


      The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                             Units of
                                             Investor             Investor
                                             Limited             Limited              General
                                           Partnership          Partners'            Partner's
                                             Interest            Equity               Deficit                Total
                                          ---------------    ----------------     ----------------     ------------------

BALANCE, December 31, 1996                      16,361          $ 8,930,109           $ (53,596)           $ 8,876,513

       Net income                                    -              209,707                2,118               211,825
                                          ---------------    ----------------     ----------------     ------------------

BALANCE, December 31, 1997                      16,361            9,139,816              (51,478)            9,088,338


       Net income                                    -              341,440                3,449               344,889
                                          ---------------    ----------------     ----------------     ------------------

BALANCE, December 31, 1998                      16,361            9,481,256              (48,029)            9,433,227

       Net loss prior to
         sale of real estate                         -             (693,282)              (7,003)             (700,285)

       Loss on sale of real estate                   -             (951,529)              (9,611)             (961,140)

       Distributions to partners               (16,361)          (7,771,802)                   -            (7,771,802)

       Transfer upon liquidation                     -              (64,643)              64,643                     -

                                          ---------------    ----------------     ----------------     ------------------

BALANCE, December 31, 1999                           -              $     -              $     -               $     -
                                          ===============    ================     ================     ==================








      The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                       1999                  1998                   1997
                                                                -------------------    ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $ (1,661,425)          $   344,889            $   211,825
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                    481,887               475,872                582,710
         Mortgage prepayment penalty                                      390,126                     -                      -
         Solicitation and liquidation expense                             210,675                     -                      -
         Loss on disposal of furniture and equipment                        3,699                     -                      -
         Loss on sale of real estate                                      961,140                     -                      -
         Decrease (increase) in security deposits, net                      7,903                (3,533)                 1,227
         Decrease in accrued expenses and
           other liabilities                                             (338,908)               (3,692)               (24,199)
         Decrease (increase) in escrow deposits                           546,834              (394,622)               (52,008)
         Decrease (increase) in other assets                              188,473              (152,381)               (34,164)
                                                                -------------------    ------------------    -------------------

     Net cash provided by operating activities                            790,404               266,533                685,391
                                                                -------------------    ------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to building and improvements                               (62,953)             (114,346)                     -
     Proceeds from exchange of building and building
        improvements                                                            -               122,843                      -
     Purchase of furniture and equipment                                 (377,279)               (9,711)                (9,500)
     Additions to marina                                                  (82,427)             (247,769)               (33,727)
     Proceeds from sale of real estate, net                            13,183,694                     -                      -
                                                                -------------------    ------------------    -------------------

     Net cash provided by (used in) investing activities               12,661,035              (248,983)               (43,227)
                                                                -------------------    ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of mortgage note payable                         (105,345)             (148,063)              (355,887)
     Payment of mortgage note payable                                  (5,513,789)                    -                      -
     Mortgage prepayment penalty                                         (390,126)                    -                      -
     Solicitation and liquidation expense                                (210,675)                    -                      -
     Distributions                                                     (7,771,802)                    -                      -
                                                                -------------------    ------------------    -------------------

     Cash used in financing activities                                (13,991,737)             (148,063)              (355,887)
                                                                -------------------    ------------------    -------------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    (540,298)             (130,513)               286,277

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                    540,298               670,811                384,534
                                                                -------------------    ------------------    -------------------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                        $       -           $   540,298            $   670,811
                                                                ===================    ==================    ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                         $ 321,728           $   447,473            $   471,665
                                                                ===================    ==================    ===================

      The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(1)      Organization and General Partner - BHPII

         Historic Preservation Properties 1990 L.P. Tax Credit Fund (HPP'90) was formed on October 4, 1989 under the Delaware Revised Uniform Limited Partnership Act. The purpose of HPP'90 was to invest in a portfolio of real properties which were intended to qualify for rehabilitation tax credits (Rehabilitation Tax Credits) afforded by Section 47 of the Internal Revenue Code of 1986, as amended, to rehabilitate such properties (or acquire such properties in the process of rehabilitation and complete such rehabilitation) in a manner intended to render a portion of the costs thereof eligible for Rehabilitation Tax Credits, and to operate such properties.

         Boston Historic Partners II Limited Partnership (BHP II), a Delaware limited partnership, was the general partner of HPP'90. BHP II was formed in June 1989 for the purpose of organizing, syndicating, and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). Officers of Boston Capital Planning Group, Inc. (BCPG), an affiliate of BHP II, were the initial limited partners of HPP'90. The initial limited partners withdrew as limited partners upon the first admission of Investor Limited Partners (Limited Partners). Prior to admission of the Limited Partners, all costs incurred by HPP'90 were paid by BHP II. On June 29, 1990, the first Limited Partners were admitted to HPP'90 and operations commenced.

         The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) of HPP'90 generally provided that all net profits, net losses, tax credits and cash distributions of HPP'90 from normal operations subsequent to admissions of Limited Partners be allocated 99% to the Limited Partners and 1% to BHP II. Proceeds from sales or refinancing generally were to be distributed 100% to the Limited Partners until they had received an amount equal to their Adjusted Capital Contributions (as defined in the Partnership Agreement) plus priority returns and additional incentive priority returns for certain Limited Partners admitted to HPP'90 on or prior to certain specified dates.

         As discussed in Note 3, on September 9, 1999 HPP'90 sold its real estate properties and the Limited Partners of HPP'90 subsequently received total distributions of $7,771,802 in 1999. As of December 31, 1999, HPP'90 completed its business operations, liquidated, and formally dissolved.

(2)      Summary of Significant Accounting Policies

         Principles of Consolidation

         HPP'90 held a 99% general partner interest and Henderson's Wharf Development Corp. (HWDC), a wholly owned subsidiary of HPP'90, held a total general and limited partner interest of 1% in Henderson's Wharf Baltimore Limited Partnership (HWB). HPP'90 held a 98% limited partner interest and HWDC held a 2% general partner interest in Henderson's Wharf Marina Limited Partnership (HWM). All operating and financial policy decisions of HWB and HWM were controlled by HPP'90 and HWDC.

         The consolidated financial statements include the accounts of HPP'90, Henderson's Wharf Baltimore, L.P. and Henderson's Wharf Marina, L.P. after elimination of all intercompany transactions and accounts.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Real Estate and Depreciation

         Real estate was held for lease and stated at the lower of cost or net realizable value. Depreciation was provided over the estimated economic useful lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 totaled $331,898, $430,039 and $536,007, respectively.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(2)      Summary of Significant Accounting Policies (Continued)

         Deferred Evaluation and Acquisition Costs

         Expenditures related to the purchase of real estate were capitalized and amortized on a straight-line basis over the estimated economic useful life of real property (40 years). Amortization expense relating to deferred evaluation and acquisition costs totaled $19,065, $27,564 and $27,564 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Cash, Cash Equivalents, and Concentration of Credit Risk

         HPP'90 considered all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 1998 totaled $449,934.

         At December 31, 1998, HPP'90 had $823,168 of cash and cash equivalents and escrow deposits on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation or otherwise not insured.

         Deferred Costs

         Deferred costs related to HPP'90's note payable were amortized on a straight-line basis over the term of the note. As discussed in Note 3, on September 9, 1999 the investment properties of HPP'90 were sold and the lender was paid in full all amounts due under the note payable. Therefore, in 1999, HPP'90 amortized the remaining unamortized deferred costs related to the note payable. Amortization expense relating to deferred costs for the years ended December 31, 1999, 1998 and 1997 totaled $130,924, $18,269 and $19,139, respectively.

         Revenue Recognition

         Revenue from residential units, principally under annual operating leases, was recorded when due. Revenue from rental of inn units was recognized when earned.

         Income Taxes

         No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements of HPP'90. All partners are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

(3)      Investment in Real Estate

         HPP'90 had an interest in the following entities:

         Henderson's Wharf Baltimore, L.P. (the Building Venture) was a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a seven-story building on 1.5 acres of land and to rehabilitate the building into residential apartment units with 153 indoor parking spaces (the Apartments) and a 38 room inn (the Inn) located at 1000 Fell Street, Baltimore, Maryland. In addition to the inn, the building contains a total of 137 residential units, 8 of which are owned by unrelated parties. The building had been substantially renovated and certain renovation costs qualified for Rehabilitation Tax Credits. The Building Venture purchased its interest for $6,812,500, which included seller financing of $6,350,000, and a contingent purchase price promissory note (see Note 4). Contributions by HPP'90 to the Building Venture totaled $12,382,117.

         Rehabilitation Tax Credits generated by the Building Venture and previously allocated to HPP'90's Limited Partners totaled $3,174,059 since inception. As of December 31, 1996, 100% of the credits were fully vested.

         HPP'90 had made all  required  capital  contributions  to the  Building
         Venture  in  accordance   with  the  Building   Venture's   partnership
         agreement.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3)      Investment in Real Estate (Continued)

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

         HPP'90's operations principally consisted of accounting, investor services and other general and administrative costs, and were funded from distributions by the Building Venture. Also, distributions from the Building Venture were used to fund reserves for the capital needs of HPP'90's real property entities as well as to provide funds to distribute to HPP'90's Limited Partners. For the years ended December 31, 1999, 1998 and 1997, the Building Venture distributed to HPP'90 $8,005,846 (including $7,463,508 of net sales proceeds), $1,159,000 and
         $501,000, respectively.

         Henderson's Wharf Marina, L.P. (the Marina Venture) was a Delaware limited partnership formed on July 20, 1990 to acquire and retain a fee interest in a 1.92 acre parcel of land together with a 256-slip marina located in Baltimore, Maryland. HPP'90 purchased the Marina Venture for $1,266,363, which included seller financing of $1,187,500. Contributions to the Marina Venture by HPP'90 totaled $838,336.

         The Marina Venture had operated a minimal number of slips from 1991 through 1995 due to the significant repairs necessary to be fully operational. For the years ended December 31, 1999, 1998 and 1997, the Marina Venture added $47,405, $282,791 and $33,727, respectively, of utility, safety and other improvements, increasing the number of fully operational slips to 256. Substantial repairs were still needed to maintain the Marina Venture's land which provided parking to the Marina and Inn (see Note 5).

         The Building Venture and the Marina Venture are collectively referred to as "the Ventures".

         Generally, allocations of net profits and losses as well as cash flow of the Building Venture and Marina Venture were allocated in accordance with the Ventures' respective amended partnership agreements.

         In July 1999, the Ventures entered into purchase and sale agreements with an affiliate of Gunn Financial, Inc. (see Note 5), a party unaffiliated with HPP'90 and the Ventures, to sell the properties owned by both the Building Venture and the Marina Venture for a combined price of $13,550,000. The Partnership had obtained two recent appraisals, each of which valued the combined properties at $13,500,000 and $13,540,000, respectively. The Partnership Agreement states that a sale of substantially all the assets required the approval of a majority in interest of the Limited Partners. The Partnership submitted a Consent Solicitation Statement, dated August 2, 1999 as filed with the Securities and Exchange Commission, to the Limited Partners to obtain the approval for the sale, subsequent distribution of net proceeds and liquidation of the Partnership. By August 31, 1999, the Partnership received the approval for the sale from 57% in interest of its Limited Partners.

         On September 9, 1999, the Ventures consummated the sale of their respective properties. The aggregate sale price paid for the Ventures' properties was $13,550,000 with payments due at closing for direct costs of $295,256, capital costs assumed by the buyer of $71,050, mortgage note payable of $5,513,789, mortgage prepayment expense of $390,126 and accrued interest of $30,058.

         The purchasers acquired the Ventures' properties on an "as is" basis with only limited representations and warranties by the Partnership as to the condition of the properties or their fitness for any purpose. Any representations made by the Partnership survive until February 9, 2000. As of March 15, 2000, no claim with respect to such representations were made.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3)      Investment in Real Estate (Continued)

         On September 13, 1999, HPP'90 distributed $450 per $1,000 unit for a total of $7,362,450 to its Limited Partners ($450 per $1,000 unit, 16,361 units issued and outstanding). On December 30, 1999, HPP'90 made a final distribution to its Limited Partners of $25.02 per $1,000 unit totaling $409,352 ($25.02 per $1,000 unit), net of a withholding of $4.21 per $1,000 unit for estimated Maryland state tax due on the gain on the sale on behalf of Maryland nonresident individual limited partners.

         As of December 31, 1999, the Building Venture and the Marina Venture concluded their respective business operations, liquidated and formally dissolved.

(4)       Note Payable

         On February 27, 1996, HPP'90 issued a $6,000,000 deed of trust note to a third party lender which provided funds for the Building Venture to refinance the then outstanding balance of the seller financed purchase money note and to purchase in part three condominium units and parking spaces owned by unrelated parties. The deed of trust note bore interest at 7.85%, amortized over a 20-year schedule and required monthly principal and interest payments in the amount of $49,628, which commenced April 1996 with the remaining unpaid principal and interest scheduled to be due in March 2016. Under the deed of trust note, the lender had the option with six months written notice to call amounts outstanding under the deed of trust note at the end of ten years (February 2006) or anytime thereafter. The deed of trust note was secured by the Building Venture's property, rents and assignment of leases and was guaranteed by the Building Venture.

         As discussed in Note 3, on September 9, 1999 the Building Venture sold its property and HPP'90 paid to the lender the remaining principal due of $5,513,789, as well as accrued interest of $30,058 and mortgage prepayment expense of $390,126.

(5)      Transactions With Related Parties, Commitments and Contingencies

         The Ventures entered into a consulting agreement (Consulting Agreement), which expired on December 31, 1991, that required the Building Venture to pay Hillcrest Management Inc., (HMI) a Massachusetts corporation and former limited partner of the Ventures with whom the Ventures had several contracts, a $15,000 refinancing fee upon the closing of any refinancing of the existing Building Venture's financing. The Consulting Agreement also required the Ventures to pay HMI an incentive fee equal to 1% of the gross sales proceeds resulting from the sale of the properties to an unaffiliated third party buyer. The incentive fee commitment survived the December 31,1991 expiration date of the Consulting Agreement and the termination of all other agreements with HMI (see below). The Building Venture paid the $15,000 refinancing fee to HMI in March 1996 as a result of refinancing its purchase price promissory note as discussed in Note 4. The Ventures paid HMI $135,500 in September 1999 as a result of the sale of the Ventures' properties as discussed in Note 3.

         HPP'90 entered into an agreement on behalf of the Ventures to pay contract termination settlement payments (Settlement Payments) totaling $271,108 to HMI. The Settlement Payments required an initial payment of $36,000 on January 27, 1995 and required monthly payments of $3,221 through the earlier of September 2001 or the occurrence of certain events as defined in the agreement. The Settlement Payments were secured by 100% of HPP'90's economic interest as a partner in the Ventures, as defined in the agreements; net sales and refinancing proceeds; cash flow; return of capital contributions; all of HPP'90's cash and marketable securities in excess of $150,000; and all of the Ventures' cash in excess of the greater of $200,000 or reserves required by lenders. No distributions to the partners of HPP'90 were permitted until all Settlement Payments were paid in full. The Settlement Payments may have been prepaid, as defined in the agreement, without penalty. As of December 31, 1998, unpaid Settlement Payments included in accrued expenses and other liabilities totaled $106,280. In 1999, HPP'90 paid in full all Settlement Payments due HMI.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(5)      Transactions With Related Parties, Commitments and Contingencies
         (Continued)

         On November 1, 1995, the Building Venture and Marina Venture entered into property management contracts with Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to manage the apartment, inn and marina operations. The property management contracts provided for payment of management fees to CMC equal to 4% and 4.5% of apartment and inn gross receipts, as defined, respectively, and 9% of marina gross receipts, as defined. The agreements expired on June 30, 1998. For the period January 1, 1998 through June 30, 1998 and for the year ended December 31, 1997, management fees paid to CMC by the Ventures totaled $74,668 and $142,088, respectively.

         Effective July 1, 1998, the Building Venture and Marina Venture entered into property management contracts with Gunn Financial, Incorporated
         (GFI), an unaffiliated Massachusetts corporation, to oversee the property management of the apartment, inn and marina operations. The property management contracts provided for the payment of management fees to GFI equal to 4% of apartment gross receipts, 4% of inn gross receipts, and 4% of marina gross receipts, as defined, respectively. Also, effective July 1, 1998, GFI subcontracted Winn Management Company, an unaffiliated Massachusetts corporation who manages numerous properties throughout the East Coast, to provide certain on site property management services to the apartment, inn and marina operations. The agreements expired upon the disposition of the Ventures' properties. For the period January 1, 1999 through September 9, 1999, the date of the sale of the properties, and for the period July 1, 1998 through December 31, 1998, management fees paid to GFI by the Ventures totaled $112,195 and $78,312, respectively.

         On October 1, 1995, HPP'90 engaged CMC to provide accounting, asset management and investor services. CMC provided such services for an annual management fee of $38,400, plus reimbursement of all its costs of providing these services. The agreement expired on June 30, 1998. For the period January 1, 1998 through June 30, 1998 and for the year ended December 31, 1997, expense reimbursements paid to CMC totaled $83,080 and $127,075, respectively.

         Effective July 1, 1998, HPP'90 engaged GFI to provide accounting, asset management and investor services. GFI provided such services for an annual management fee of $36,000, plus reimbursement of all its costs of providing these services. The agreement expires June 30, 2000 due to the disposition of the Ventures' properties, as discussed in Note 3. Expense reimbursements to GFI for the year ended December 31, 1999 and for the period July 1, 1998 through December 31, 1998 totaled $190,176 and $96,162, respectively. In December 1999, in accordance with the agreement, HPP'90 paid GFI $90,000 for the accounting, asset management and investor services required through the expiration date of the agreement for the conclusion of the Partnership's business operations, liquidation, formal dissolution and submission of final K-1's and financial statements to the Limited Partners.

         According to a provision in one purchase and sale contract of one of three condominiums purchased on February 27, 1996, the purchase price for that condominium was the greater of the seller's outstanding mortgage balance as of the date of purchase or the fair market value of the property determined by independent appraisal through a period extending through June 1, 1999. At the February 27, 1996 closing, the purchase price paid was the then outstanding balance of the seller's mortgage. If, through June 1, 1999, the fair market value was determined to be greater than the amount paid at the closing, the Building Venture would be required to pay the excess of the determined fair market value over the purchase price paid at the closing to the seller. As a part of the purchase agreement, the Building Venture had established a $25,000 collateral escrow in the event that an additional payment was to be made to the seller. In August 1999, the Building Venture paid $25,000 to the seller to conclude this transaction.

         On November 3, 1998, the Building Venture and the condominium association to which it belonged settled a lawsuit against one unit owner for failure to pay condominium assessments and nuisance, and a counterclaim filed by that unit owner against the Building Venture, the condominium association, and other third parties for alleged breach of contract and related counts. As part of the settlement, the Building Venture paid $110,000 to purchase the condominium unit and parking space, as well as an additional $65,000 which has been included in other operating expenses for the year ended December 31, 1998.

           HISTORIC PRESERVATION PROPERTIES 1990 L.P. TAX CREDIT FUND
                           (A LIQUIDATED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


 (5)     Transactions With Related Parties, Commitments and Contingencies
         (Continued)

         In late 1998, the condominium association to which the Building Venture belonged engaged an engineering firm to conduct a capital needs assessment of its property. Based on that study, the condominium association assessed its owners in 1999 a special assessment totaling $160,000 to provide reserves for certain replacement items. The Building Venture's share of the special assessment was approximately $152,000 and was paid to the condominium association in April 1999. Significant repairs were needed within the next several years to maintain the Marina Venture's land which provided parking to the marina and inn. The Marina Venture anticipated that capital resources to fund the repairs were likely to be provided by additional contributions from HPP'90. The Marina Venture estimated the cost of replacing the bulkhead to retain the land to be in excess of $2,300,000. Also, HPP'90 investigated other potential sources of available parking for the Marina and Inn. Included in escrow deposits as of December 31, 1998 is $404,681 that the Partnership had reserved for future capital improvements.

         At December 31, 1998, the Building Venture and Marina Venture had entered into contracts for various building improvements and furniture and equipment purchases totaling $369,586 and $12,691, respectively. Included in other assets at December 31, 1998 are deposits made on such contracts totaling $141,230.

(6)      Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, cash equivalent security deposits, escrow deposits, accrued expenses and other liabilities, and security deposits at December 31, 1998 approximated their fair values due to their short maturities. The fair value of the note payable at December 31, 1998 approximated its carrying amount based on the interest rates then available to HPP'90 for similar financing arrangements. All financial instruments were held for non-trading purposes.